Form 10-Q
period 1996-03-31
LASER PACIFIC MEDIA CORPORATION
filed 1996-05-14
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Quarterly Period Ended March 31, 1996
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

                         Commission File Number 0-19407

                         LASER-PACIFIC MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware 95-3824617
                (State or other jurisdiction of (I.R.S. Employer
                 incorporation or organization) Identification No.)

                              809 N. Cahuenga Blvd.
                           Hollywood, California 90038
                                   (213) 462-6266
 (Address, including zip code and telephone number, including area code of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 1996 was 7,068,172 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                     Page
                                                                     ----
Part I - Financial Information

 Item 1. Condensed Consolidated Financial Statements                    1

  Condensed Consolidated Balance Sheets                                 1
  Condensed Consolidated Statements of Operations                       2
  Condensed Consolidated Statements of Cash Flows                       3
  Notes to Condensed Consolidated Financial Statements                  4

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                    5

Part II - Other Information

 Item 4. Submission of Matters to a Vote of Securityholders             6

 Item 6. Exhibits and Reports on Form 8-K                               6

 Signatures                                                             7

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets (Unaudited)


                                                       December      March 31,
                                                          31,
                                                          1995         1996
                                                       -----------  ------------


Assets
Current assets                                         $9,312,212    $5,645,046
Net property and equipment                             18,260,971    16,975,282
Other assets                                              599,036       668,947

                                                       ===========  ============
                                                       $28,172,219  $23,289,275
                                                       ===========  ============

Liabilities and Stockholders' Equity
Current liabilities                                    $11,411,304   $7,467,225
Notes  payable  to  bank  and  long-term   debt,
less current installments                               7,892,905     6,923,242
Deferred revenue                                          160,123       160,123
Minority interest in consolidated subsidiary            1,249,559     1,156,182

Stockholders' equity:
Common stock, $.0001 par   value. Authorized
 25,000,000 shares; issued and outstanding
 6,568,172  shares at December 31, 1995
 and 7,068,172 shares atMarch 31, 1996 respectively           657           707
Additional paid-in capital                              19,258,746   19,633,696
Accumulated deficit                                    (11,801,075) (12,051,900)
                                                       -----------  ------------
   Net stockholders' equity                             7,458,328     7,582,503
                                                       ===========  ============
                                                       $28,172,219  $23,289,275
                                                       ===========  ============







       See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations (Unaudited)


                                        Three Months Ended
                                            March 31,
                                     ------------------------

                                     ----------   -----------
                                       1995          1996

Sales revenues
                                    $8,350,719   $7,522,904
Operating costs
                                     6,061,852    6,157,017
                                     ----------   -----------
     Gross profit                    2,288,867    1,365,887
Selling, general and administrative
   and other expenses                1,435,028    1,304,496
                                     ----------   -----------
     Income from operations            853,839       61,391

Interest expense                       469,037      396,768

Other income                          (122,314)     (84,551)

Income  taxes                           18,000          ---

                                     ==========   ===========
     Net income (loss)
                                     $489,116     ($250,826)
                                     ==========   ===========

Net income (loss) per common and
common equivalent shares                 $.07         ($.04)
                                     ----------   -----------


Weighted average common and common
  equivalent shares outstanding      6,568,172     7,068,172
                                     ==========   ===========








       See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                      Three Months Ended

                                                           March 31,
                                                 ---------------------------

                                                 ------------  -------------
                                                    1995           1996
Cash flows from operating activities
  Net income (loss)
                                                    $489,117     ($250,826)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                    1,312,395     1,276,549

  Write-off of obsolete property and
    equipment                                            ---       198,093

  Provision for doubtful accounts receivable          54,141        91,840

  Other                                               71,203       (93,377)

Change in assets and liabilities:
 (Increase) decrease in:
  Accounts receivable                                334,703     3,129,615

  Inventory                                           60,068          (616)

  Prepaid expenses and other current assets           89,103       (69,469)

  Other assets                                       123,621       (69,911)

Increase (decrease) in:

 Accounts payable and accrued expenses              (767,896)    (2,697,559)

 Accrued severance                                  (117,953)           ---

 Deferred revenue                                    (10,668)           ---
                                                 ------------  -------------
Net cash provided by operating activities          1,637,834      1,514,339
                                                 ------------  -------------


Cash flows from investing activities:
  Purchases of property and equipment               (333,979)      (188,953)
                                                 ------------  -------------

Net cash used by investing activities               (333,979)      (188,953)
                                                 ------------  -------------


Cash flows from financing activities :
  Proceeds borrowed under notes payable to bank
    and long-term debt                                88,712           ---

  Repayment of notes payable to bank and
   long-term debt                                 (1,022,598)    (2,267,971)

  Proceeds from issuance of common stock                 --         426,789
                                                 ------------  -------------
 Net cash used by financing activities              (934,246)    (1,841,182)
                                                 ------------  -------------

Net increase (decrease) in cash                      369,609       (515,796)
Cash at beginning of period                          284,118        812,989
                                                 ------------  -------------
Cash at end of period                            $   653,727        297,193
                                                 ============  =============
Supplementary disclosure of cash flow information:
  Cash paid during the period for interest       $   512,562   $    393,495
                                                 ============  =============
     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

                Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)  Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of March 31, 1996 and December 31, 1995, the consolidated results of operations for the three month periods ended March 31, 1995 and 1996, and the consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1996. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues since selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

      The 1995 financial data has been reclassified to conform with the current year's presentation.

      In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

(2)  Income (Loss) per Share

      Net income (loss) per common and common equivalent shares are based upon the weighted average number of common and common equivalent shares outstanding. The outstanding stock options, warrants and convertible notes have not been included in the calculations as their effect would not be material or would be anti-dilutive.

 (3)  Income Taxes
      The Company did not provide for income taxes for the quarter ending March 31, 1996 due to the operating losses incurred and estimates of the effective tax rate for the full fiscal year.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations


     Company revenues during the quarter ended March 31, 1996 were $7,523,000 compared with $8,351,000, for the same year-ago period, a decrease of $828,000 or 9.9%. The decrease in revenue is comprised of a decrease of $96,000 in Production Services, a decrease in Film Production Services of $151,000 and a decrease of $581,000 in Post Production Service. The decline in revenues is a consequence of lower levels of activity at our United States facilities where revenues went down $741,000 which represented a drop of 10.4% versus the prior year period . This lower level of US revenues was primarily caused by increased competition. The revenues from International operations decreased $87,000 or 7.0%.

      For the quarter ended March 31, 1996 the Company recorded a gross profit of $1,366,000 compared to $2,289,000 for the same year-ago period. Operating costs for the quarter ended March 31, 1996 were $6,157,000 versus $6,062,000 for the year ago period, an increase of $95,000 or 1.6%. Operating costs, as a percentage of revenues for the quarter ended March 31, 1996 were 81.9% compared with 72.6% for the year ago period.

      Selling, general and administrative (S, G & A), and other expenses for the quarter ended March 31, 1996 were $1,304,000 as compared to $1,435,000 during the same year-ago period, a decrease of $131,000 or 9.1%.

      Interest expense for the three months ended March 31, 1996 was $397,000 compared to $469,000 for the same year-ago period, a reduction of $72,000 or 15.4%.

      Liquidity and Capital Resources

            The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 1997. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 80% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 80% of eligible accounts receivable) and at April 19, 1995, $245,000 was available. The term loan ($3.4 million at March 31, 1996) is payable in monthly installments of $132,000 plus interest at prime plus 2% through July 1, 1997. The revolving loan ($1.6 million at December 31, 1995) bears interest at prime plus 2% which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 1997 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice. The loans are secured by substantially all assets of the Company and its subsidiaries and guaranteed by certain stockholders.

     The Company has outstanding borrowings at March 31, 1996 of $200,000 with the Bank of California. The loan is secured by certain real property and Pacific Video Canada stock, payable in monthly installments of $50,000 plus interest at prime plus 3% through August 1996. The loan agreement contains restrictive covenants, including limits with respect to capital expenditures and termination of real property leases, written consent prior to issuance of warrants and stock, and that the Company provide written notice to the bank of the occurrence of default. The Company was not in technical compliance with the above mentioned covenants, however, those defaults are not of a material nature and the Company anticipates paying the loan off with monthly installments through August 1996.

     The real estate loan secured by the building where the Company provides film processing and sound services came due in May 1994. On February 29, 1996 the Company concluded an agreement with Bank of America, the existing lender, to extend the maturity date of the loan until December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America a $25,000 loan extension fee prior to December 31, 1998. The Company made a $320,000 principal reduction payment to the Bank of America on February 29, 1996 as a condition to extending the loan maturity date, reducing the principal balance to $1.8 million.

     In connection with the restructuring in 1993, certain facilities under non-cancelable leases were vacated. The lease agreements expire through December 2000 and provide for unpaid and future lease payments aggregating $4 million at December 31, 1995. As of January 12, 1996 the Company settled all outstanding obligations associated with the termination of its lease of its New York facility in 1995. The Company made a cash payment of $1,000,000 and issued 500,000 of Laser-Pacific's common stock.

     The Company's principal source of funds is cash generated by operations. On an annual basis, the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. Due to seasonal variations the Company anticipates a cash shortfall in the second quarter of 1996. Management believes that existing lenders will provide additional funding to cover cash requirements. To fund expenditures relating to the upgrading of the Company's plant and equipment the Company will seek additional financing from new sources and/or restructure current debt with existing lenders.

Item 1.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the first quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K

      No reports on From 8-K were filed during the first quarter covered by this report.

                                   Signatures



                        LASER-PACIFIC MEDIA CORPORATION

                                  (Registrant)


     Dated:  May 14, 1996                                  /s/James R. Parks
                                                           -----------------
                                                           James R. Parks
                                                       Chairman of the Board
                                                 and Chief Executive Officer





    Dated:  May 14, 1996                                      /s/Robert McClain
                                                              -----------------
                                                                 Robert McClain
                                                                  Secretary and
                                                        Chief Financial Officer
                                    (Principal Financial and Accounting Officer)