Form 10-Q/A
period 1996-03-31
LASER PACIFIC MEDIA CORPORATION
filed 1996-06-28
CIK 875738

FORM 10-Q/A

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 For the quarterly period ended March 31, 1996

                                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

Commission file number: 0-19407


                                              Laser-Pacific Media Corporation

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     95-3824617

Laser-Pacific Media Corporation
809 N. Cahuenga Blvd.
Hollywood CA  90038
(213) 462-6266

Amendment No. 1

The undersigned registrant hereby amends its quarterly report for the period ended March 31, 1996 on form 10-Q as set forth in the document attached hereto:

     Exhibit 27.  Financial Data Schedule

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         The number of shares outstanding of each of the registrant's classes of common stock, as of June 27, 1996 was 7,068,172 shares of Common Stock, $.0001 par value.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser-Pacific Media Corporation

By:__ROBERT MCCLAIN___________________________________________________
Robert McClain
Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 28, 1996