Form 10-Q
period 1996-06-30
LASER PACIFIC MEDIA CORPORATION
filed 1996-08-14
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                         FORM 10-Q

[X]                      Quarterly Report Pursuant to Section 13 or 15(d)
                               of the Securities Exchange Act of 1934
                             for the Quarterly Period Ended June 30, 1996
                                                             OR
[ ]                     Transition Report Pursuant to Section 13 or 15(d)
                                of the Securities Exchange Act of 1934
         for the Transition Period from ............... to ...............

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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1996 was 7,068,172 shares of Common Stock, $.0001 par value.

                                              LASER-PACIFIC MEDIA CORPORATION
                                                      AND SUBSIDIARIES

                                                     Table of Contents



Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements  . . . . . . . . . . . . .1

Condensed Consolidated Balance Sheets . . . . . . . . . . . .  . . . . . . . .1
Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . .  2
Condensed Consolidated Statements of Cash Flow . . . . . . . . . . . . . . . .3
Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . 4

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 5

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . 6

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                    LASER-PACIFIC MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited)


                                       December 31,         June 30,
                                          1995                1996
                                    ---------------    ----------------


Assets
Current assets                              $9,312,212          $3,530,687
Net property and equipment                  18,260,971          16,013,475
Other assets                                   599,036             859,213
                                         ===============    ================
                                           $28,172,219         $20,403,375
                                         ===============    ================

Liabilities and Stockholders' Equity
Current liabilities                       $11,411,304          $5,546,191
Notes payable to bank and long-term
  debt, less current installments           7,892,905           8,092,925
Deferred revenue                              160,123             160,123
Minority interest in consolidated
  subsidiary                                1,249,559           1,136,246

Stockholders' equity:
Common stock, $.0001 par value.
  Authorized 25,000,000 shares; issued and
  outstanding 6,568,172 shares at
  December 31, 1995 and 7,068,172 shares
  at June 30, 1996, respectively                  657                 707
Additional paid-in capital                 19,258,746          19,633,696
Accumulated deficit                       (11,801,075)        (14,166,513)
                                        ---------------    ----------------
   Net stockholders' equity                 7,458,328           5,467,890
                                        ---------------    ----------------
                                          $28,172,219         $20,403,375
                                        ===============    ================






    See accompanying notes to condensed consolidated financial statements.

                            LASER-PACIFIC MEDIA AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations (Unaudited)


                            Three Months Ended             Six Months Ended
                                 June 30,                        June 30,
                        ----------- -- -----------   ----------- --- -----------

                        ------------  ------------   ------------   ------------
                            1995          1996           1995           1996

Revenues                 $5,366,448     $4,939,816    $13,717,167   $12,462,720
Operating costs           5,151,585      5,609,016     11,213,437    11,766,033
                         ----------    -----------   ------------    -----------
Gross profit (loss)         214,863       (669,200)     2,503,730       696,687
Selling, general
  and administrative
  and other expenses        725,171      1,098,917      2,160,200     2,403,413
                         ----------    -----------   ------------     ----------
Income (loss) from
  operations               (510,308)    (1,768,117)       343,530    (1,706,726)
Interest expense            446,606        357,453        915,642       754,221
Other (income) loss          87,012        (10,958)       (35,303)      (95,509)
Income taxes                (18,000)           ---            ---           ---
                         -----------   ------------   ------------  ------------
     Net loss           $(1,025,926)   $(2,114,612)     $(536,809)  $(2,365,438)
                         ===========   ============   ============   ===========

Net loss per common and common
  equivalent shares          $(.16)         $(.30)          $(.08)        $(.33)
                        ------------  -------------   ------------  ------------

Weighted average common
and common equivalent
shares outstanding         6,568,172      7,068,172      6,568,172    7,068,172
                        ============   ============   ============  ============







      See accompanying notes to condensed consolidated financial statements.

                                              LASER-PACIFIC MEDIA CORPORATION
                                                      AND SUBSIDIARIES
                                Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                              ------------- --- --------------

                                              -------------     --------------
                                                   1995               1996
Cash flows from operating activities
  Net loss                                       ($536,809)         ($2,365,437)

  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                2,414,686            2,589,800

    Write-off of obsolete property and
     equipment                                        ---               226,681
    Provision for doubtful accounts receivable      88,299              141,093
    Other                                           99,889             (113,314)
      Change in assets and liabilities:
         (Increase) decrease in:
    Accounts receivable                          2,295,894            5,299,309
    Inventory                                       78,349               60,305
    Prepaid expenses and other current assets       50,806              (37,736)
    Other assets                                   441,604             (260,177)
        Increase (decrease) in:
    Accounts payable and accrued expenses       (1,389,607)          (2,964,769)
          Deferred revenue                         (21,337)                 ---
                                              -------------      ---------------
Net cash provided by operating activities        3,521,774            2,575,755
                                              -------------      ---------------

Cash flows from investing activities:
  Purchases of property and equipment           (1,380,203)            (568,989)
  Other
                                                       ---                  ---
  Net proceeds from disposal of
    property and equipment                         297,173                  ---
                                               -----------         -------------
Net cash used by investing activities           (1,083,030)            (568,989)
                                              ------------         -------------

Cash flows from financing activities :
  Proceeds borrowed under notes payable
   to bank and long-term debt                   1,695,836             1,548,351
  Repayment of notes payable to bank and
   long-term debt                              (3,202,222)           (4,300,461)
  Other                                          (297,173)                  ---
  Redemption of preferred shares issued
   by subsidiary                                  (11,119)                  ---
  Proceeds from issuance of common stock              ---               426,789
                                             -------------        --------------
 Net cash used by financing activities         (1,814,678)           (2,325,321)
                                             -------------        --------------

 Net increase (decrease) in cash                  624,066              (318,555)
Cash at beginning of period                       283,480               812,989
                                             -------------        --------------
Cash at end of period                            $907,546              $494,434
                                             =============        ==============

Supplementary disclosure of cash flow information:
  Cash paid during the period for interest       $951,207              $658,952
                                             =============        ==============

       See accompanying notes to condensed consolidated financial statements.

                                              LASER-PACIFIC MEDIA CORPORATION

                          Notes to Condensed Consolidated Financial Statements
                                            (Unaudited)




(1)  Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of June 30, 1996 and December 31, 1995, the consolidated results of operations for the three and six month periods ended June 30, 1995 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1996. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues since selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

(2) Loss per Share

         Net loss per common and common equivalent shares are based upon the weighted average number of common and common equivalent shares outstanding. The outstanding stock options, warrants and convertible notes have not been included in the calculations as their effect would not be material or would be anti-dilutive.

 (3)  Income Taxes
         The Company did not provide for income taxes for the six month period ending June 30, 1996 due to the operating losses incurred and estimates of the effective tax rate for the full fiscal year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS

Results of Operations

         Revenues for the six months ended June 30, 1996 decreased to $12,463,000 from $13,717,000 for the same year-ago period, a decrease of $1,254,000 or 9.1%. This decrease in revenues is comprised of a decrease of $86,000 in Production Services, a decrease of $150,000 in Film Production Services and a decrease of $1,018,000 in Post Production Services.
The Revenues for the six months ended June 30, 1996 at the Company's U.S. facilities decreased $1,060,000 versus the year-ago period, while revenues from International Operations decreased $194,000 versus the year-ago period. The decline in revenues was primarily caused by a reduction in Spectra Edit System rentals and related services brought about by the technological advancement of competing editing systems.

         Revenues for the quarter ended June 30, 1996 decreased to $4,940,000 from $5,366,000 for the same year-ago period, a decrease of $426,000 or 7.9%. The decline in revenues for the quarter ended June 30, 1996 was primarily due to the decline in Spectra Edit System rentals cited above.

         For the six months ended June 30, 1996 the Company recorded a gross profit of $697,000 compared with $2,504,000 for the same year-ago period. Operating costs for six months ended June 30, 1996 were $11,766,000 versus $11,213,000 for the year-ago period. Operating costs, as a percentage of revenues for the six months ended June 30, 1996 were 94.4% compared with 82.7% for the same year-ago period. The increase in operating costs is primarily the consequence of accelerated depreciation resulting from obsolescence and an increase in labor expense, partially offset by a reduction in health insurance costs.

         For the quarter ended June 30, 1996 the Company recorded a gross loss of $669,000 compared to a gross profit of $215,000 for the same year-ago period. Operating costs for the quarter ended June 30, 1996 were $5,609,000 versus $5,152,000 for the year ago period. Operating costs, as a percentage of revenues for the quarter ended June 30, 1996 were 113.5% compared with 98.8% for the year ago period.

         Selling, general and administrative (S, G & A), and other expenses for the six months ended June 30, 1996 were $2,403,000 as compared to $2,160,000 during the same year-ago period, an increase of $243,000 or 11.3%.

         S, G & A, and other expenses for the three months ended June 30, 1996 were $1,099,000 as compared to $725,000 during the same year-ago period, an increase of $374,000 or 51.6%. The increase in S, G & A, and other expenses was primarily due to one-time credits applied, resulting from legal settlements, which were applied against professional expenses during the second quarter of 1995.

         Interest expense for the six months ended June 30, 1996 was $754,000 compared to $916,000 for the same year-ago period, a decrease of $162,000 or 17.7%. Interest expense for the three months ended June 30, 1996 was $357,000 compared to $447,000 for the same year-ago period, a reduction of $90,000 or 20.1%. The reduction in interest expense resulted from negotiation of lower variable interest rates from the Company's principal lender and decreases in the prime interest rate.

         Liquidity and Capital Resources

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000. The maximum credit under the agreement is $9 million. The loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The term loan ($4.8 million at June 30, 1996) is payable in monthly installments of $106,000 plus interest at prime plus 2% through May 15, 2001. The revolving loan ($305,000 at June 30, 1996) bears interest at prime plus 2% which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2000 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice. The loans are secured by substantially all assets of the Company and its subsidiaries.

        The Company has outstanding borrowings at June 30, 1996 of $50,000 with the Bank of California. The loan is secured by certain real property and Pacific Video Canada stock, payable in monthly installments of $50,000 plus interest at prime plus 3% through August 1996. The loan agreement contains restrictive covenants, including limits with respect to capital expenditures and termination of real property leases, written consent prior to issuance of warrants and stock, and that the Company provide written notice to the bank of the occurrence of default. The Company was not in technical compliance with the above mentioned covenants, however, those defaults are not of a material nature. On July 26, 1996 the Company made the final payment on the loan and the Bank of California released the security.

        The Company has an outstanding real estate loan agreement with Bank of America dated February 29, 1996, which is secured by the building where the Company provides film processing and sound services. This loan agreement matures on December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America a $25,000 loan extension fee prior to December 31, 1998.

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

Part II -Other Information

Item 6.  Exhibits and Reports on Form 8-K

         No reports on From 8-K were filed during the second quarter covered by this report.

                                                         Signatures



                                               LASER-PACIFIC MEDIA CORPORATION


          Dated:  August 13, 1996                          /s/James R. Parks
                                                              James R. Parks

         Chairman of the Board
         and Chief Executive Officer





        Dated:  August 13, 1996                            /s/Robert McClain
                                                              Robert McClain

         Secretary and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)