Form 10-Q
period 1996-09-30
LASER PACIFIC MEDIA CORPORATION
filed 1996-11-13
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934
   for the Quarterly Period Ended September 30, 1996
                          OR
   Transition Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of
for the Transition Period from ............... to ...............

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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1996 was 7,068,172 shares of Common Stock, $.0001 par value.










                                              LASER-PACIFIC MEDIA CORPORATION
                                                      AND SUBSIDIARIES

                                                     Table of Contents
                                                                          Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements . . . . . . . . . . . . 1

         Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . 1
Condensed Consolidated Statements of Operations  . . . . . . . . . . . .  . 2
Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . 3
Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . 4

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . 5

Part II - Other Information

Item 4. Submission of Matters to a Vote of Securityholders  . . . . . . . . 6

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 6

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                                              LASER-PACIFIC MEDIA CORPORATION
                                                      AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets


                                         December 31,             September 30,
                                             1995                     1996
                                 ---------------------    ---------------------
                                                                    (Unaudited)

Assets
Current assets                              $9,312,212               $5,333,979
Net property and equipment                  18,260,971               18,045,033
Other assets                                   599,036                  797,332



                                 ---------------------    ---------------------
                                           $28,172,219              $24,176,344
                                 =====================    =====================

Liabilities and Stockholders' Equity
Current liabilities                        $11,411,304               $8,390,165
Notes payable to bank and long-term debt,
 less current installments                   7,892,905                9,051,066
Deferred revenue                               160,123                  160,123
Minority interest in consolidated subsidiary 1,249,559                1,155,861

Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding 6,568,172 shares at December 31, 1995 and 7,068,172 at
   September 30, 1996                              657                      707

Additional paid-in capital                  19,258,746               19,633,696

Accumulated deficit                        (11,801,075)            (14,215,274)
                                 ---------------------    ---------------------
   Net stockholders' equity                  7,458,328                5,419,129
                                 ---------------------    ---------------------
                                           $28,172,219              $24,176,344
                                 =====================    =====================






        See accompanying notes to condensed consolidated financial statements.

                    LASER-PACIFIC MEDIA CORPORATION
                            AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)


                           Three Months Ended              Nine Months Ended
                              September 30,                   September 30,
                           ------------------              -----------------

                          --------      --------       --------      ---------
                            1995          1996           1995          1996

Revenues                 $6,384,831    $7,275,799    $20,101,998   $19,738,519
Operating costs           5,695,822     5,910,922     16,909,259    17,676,955
                      ------------- ---------------- ------------- -----------
     Gross profit           689,009     1,364,877      3,192,739     2,061,564
Selling, general and
  administrative
  and other expenses      1,449,920       947,253      3,610,119     3,350,666
                      ------------- ---------------- ------------- -----------
     Income (loss) from
      operations           (760,911)      417,624       (417,380)   (1,289,102)
Interest expense            395,171       393,872      1,310,814     1,148,093

Other income (expense)    1,177,187       (72,512)     1,212,490        22,997

                      ------------- ---------------- ------------- -----------
     Net income (loss)      $21,105      $(48,760)     $(515,704)  $(2,414,198)
                      ============= ================ ============= ===========

Net income (loss)
 per common and common
 equivalent shares           $.00         $(.01)          $(.08)        $(.34)
                      ------------- ---------------- ------------- -----------
Weighted average common
 and common equivalent
 shares outstanding      6,568,172        7,068,172     6,568,172   7,068,172
                      ============= ================ ============= ==========









   See accompanying notes to condensed consolidated financial statements.

                      LASER-PACIFIC MEDIA CORPORATION
                               AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                          Nine Months Ended
                                                            September 30
                                                          -----------------
                                                 -------------   --------------

                                                       1995             1996
Cash flows from operating activities
  Net loss                                          ($515,704)      ($2,414,198)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                 3,652,587         3,790,769
      Write-off of obsolete property and equipment        ---           226,681
      Provision for doubtful accounts receivable      226,191           208,319
      Other                                            72,806           (93,699)
      Change in assets and liabilities:
         (Increase) decrease in:
          Accounts receivable                         (95,602)        2,925,584
          Inventory                                    40,538            54,778
          Prepaid expenses and other current assets    63,555            14,869
          Other assets                                300,620          (198,295)
        Increase (decrease) in:

          Accounts payable and accrued expenses      (898,023)       (2,366,293)

          Deferred revenue                              2,000              ---
                                                 -------------   --------------
Net cash provided by operating activities           2,848,968         2,148,515
                                                 -------------   --------------

Cash flows from investing activities:
  Purchases of property and equipment              (3,144,071)       (3,801,516)
  Other                                               297,173               ---
                                                 -------------   --------------
          Net cash used by investing activities    (2,846,898)       (3,801,516)
                                                 -------------   --------------
Cash flows from financing activities :
  Proceeds borrowed under notes payable to bank
    and long-term debt                              2,804,698         3,834,171
  Repayment of notes payable to
   bank and long-term debt                         (2,226,113)       (3,382,643)
  Other                                              (297,173)              ---
  Redemption of preferred shares
   issued by subsidiary                               (11,119)              ---
  Proceeds from issuance of common stock                  ---           426,789
                                                 -------------   --------------
       Net cash provided by financing activities      270,293           878,317
                                                 -------------   --------------

       Net increase (decrease) in cash                272,363          (774,684)
Cash at beginning of period                           283,480           812,989
                                                 -------------   --------------
Cash at end of period                                $555,843           $38,305
                                                 =============   ==============

Supplementary disclosure of cash flow information:
  Cash paid during the period for interest         $1,341,155        $1,148,098
                                                 =============   ==============



  See accompanying notes to condensed consolidated financial statements.

                            LASER-PACIFIC MEDIA CORPORATION

                   Notes to Condensed Consolidated Financial Statements
                                       (Unaudited)



(1)  Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of September 30, 1996 and December 31, 1995, the consolidated results of operations for the three and nine month periods ended September 30, 1995 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1996. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues since selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

(2) Income (loss) per Share

         Net income (loss) per common and common equivalent shares are based upon the weighted average number of common and common equivalent shares outstanding. The outstanding stock options, warrants and convertible notes have not been included in the calculations for loss periods as their effect would not be material or would be anti-dilutive.

 (3)  Income Taxes
         The Company did not provide for income taxes for the nine month period ending September 30, 1996 due to the operating losses incurred and estimates of the effective tax rate for the full fiscal year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Results of Operations

         Revenues for the nine months ended September 30, 1996 decreased to $19,739,000 from $20,102,000 for the same year-ago period, a decrease of $363,000 or 1.8%. The decrease in revenues is comprised of a decrease of $412,000 in Post Production Services and a decrease of $66,000 in Production Services, partially offset by an increase of $115,000 in Film Production Services. Revenues at the Company's U.S. facilities decreased $85,000 from the prior year, while revenues from International Operations decreased $278,000. The continued decline in Spectra System rentals was offset by increases in film production services and revenues from special effects and graphics.

         Revenues for the quarter ended September 30, 1996 increased to $7,276,000 from $6,385,000 for the same year-ago period, an increase of $891,000 or 14.0%. The increase in revenues was comprised of an increase in Post Production Services of $607,000, an increase in Production Services of $20,000, and an increase in Film Production Services of $264,000. Revenues at the Company's U.S. facilities increased $975,000 from the same year-ago period, while revenues from International Operations decreased $84,000. The increase in revenues resulted from technologically improved equipment and services coming online for the start of the 1996-1997 television season.

         For the nine months ended September 30, 1996 the Company recorded a gross profit of $2,062,000 compared with $3,193,000 for the same year-ago period. Operating costs for nine months ended September 30, 1996 were $17,677,000 versus $16,909,000 for the year-ago period, an increase of $768,000 or 4.5%. The increase in operating costs is primarily the consequence of accelerated depreciation resulting from obsolescence and an increase in labor expense, partially offset by a reduction in health insurance costs. Operating costs, as a percentage of revenues for the nine months ended September 30, 1996 were 89.6% compared with 84.1% for the same year-ago period.

         For the quarter ended September 30, 1996 the Company recorded a gross profit of $1,365,000 compared to a gross profit of $689,000 for the same year-ago period. The increased gross profit for the quarter were achieved as the result of higher sales levels described above. Operating costs for the quarter ended September 30, 1996 were $5,911,000 versus $5,696,000 for the year ago period, an increase of $215,000 or 3.8%. This increase in operating costs was primarily due to increased labor costs associated with higher levels of activity. Operating costs, as a percentage of revenues for the quarter ended September 30, 1996 were 81.2% compared with 89.2% for the year ago period.

         Selling, general and administrative (S, G & A), and other expenses for the nine months ended September 30, 1996 were $3,351,000 as compared to $3,610,000 during the same year-ago period, a decrease of $259,000 or 7.2% which resulted primarily from lower costs for administrative salaries and professional services.

         S, G & A, and other expenses for the three months ended September 30, 1996 were $947,000 as compared to $1,450,000 during the same year-ago period, a decrease of $503,000 or 34.6% which resulted primarily from reductions in the areas of administrative salaries, professional services, the minority interest in Pacific Video Canada, and lower levels of expense for the Company's International Operations.

         Other income for the nine months ended September 30, 1996 was $23,000, compared to $1,212,000 for the same year-ago period, a reductions of $1,189,000 or 98.1%. Other income for the three months ended September 30, 1996 was a net loss of $73,000, compared with other income of $1,177,000 for the same year-ago
period, a decrease of $1,250,000 or 106.2%.    During the three months ended
September 30, 1995 the Company included proceeds of $978,000 resulting from the settlement of a lawsuit.

         Interest expense for the nine months ended September 30, 1996 was $1,148,000 compared to $1,311,000 for the same year-ago period, a decrease of $163,000 or 12.4%. Interest expense for the three months ended September 30, 1996 was $394,000 compared to $395,000 for the same year-ago period, a reduction of $1,000 or 0.3%.

         Liquidity and Capital Resources

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000.
The maximum credit under the agreement is $9 million. The loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The term loan
($4.7 million at September 30, 1996) is payable in monthly installments of $106,000 plus interest at prime plus 2% through May 15, 2001. The revolving loan ($1,998,000 at September 30, 1996) bears interest at prime plus 2% which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2000 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice. The loans are secured by substantially all assets of the Company and its subsidiaries.

    The Company has an outstanding real estate loan agreement with Bank of America dated February 29, 1996, which is secured by the building where the Company provides film processing and sound services. This loan agreement matures on December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America of a $25,000 loan extension fee prior to December 31, 1998.

    The Company's principal source of funds is cash generated by operations. As a result of the seasonality of the business, the Company may experience a cash shortage during the summer months. To the extent that existing cash balances, availability under existing loan agreements or cash generated from operations is not sufficient to service existing debt, support operations or fund expenditures relating to the upgrading of the Company's plant and equipment the Company will seek additional financing from new sources and/or restructure current debt with existing lenders. There is no assurance that funding will be available on terms acceptable to the Company or at all, to cover a cash shortfall, if any, or for capital expenditures.

Item 1.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on From 8-K were filed during the third quarter covered by this report.

                                        Signatures



                               LASER-PACIFIC MEDIA CORPORATION
                                         (Registrant)




          Dated:  November 12, 1996                      /s/ James R. Parks
                                                         --------------------
                                                         James R. Parks




           Dated:  November 12, 1996                      /s/ Robert McClain
                                                          ------------------
                                                          Robert McClain