Form 10-K
period 1996-12-31
LASER PACIFIC MEDIA CORPORATION
filed 1997-04-14
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C. 20549

                                                   FORM 10-K
                                                   [Mark one]
           [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES
                                        EXCHANGE ACT OF 1934 [FEE
                                                   REQUIRED]
                                  For the fiscal year ended December 31, 1996
                                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the transition period from ________ to ________

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

                           809 N. Cahuenga Blvd., Hollywood, California 90038
                          (Address of principal executive offices)(Zip Code)

          Registrant's telephone number, including area code: (213) 462-6266

                  Securities registered pursuant to Section 12(b) of the Act:
                                                      None

                  Securities registered pursuant to section 12(g) of the Act:
                                        Common Stock ($.0001 par value)
                                       Preferred Stock ($.0001 par value)
                                            Series A Preferred Stock
                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant  was required to file such reports),  and (2) has been subject
to such filing  requirements  for the past 90 days.  Yes  X   No ___

Indicate by check mark if the  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1997,(based upon the closing price on the NASDQ Small-Cap Market System on that date was $4,455,108).

        Number of shares of Common Stock, $.0001 par value, outstanding as of March 31, 1997: 7,128,172.

                                        LASER-PACIFIC MEDIA CORPORATION

                                                AND SUBSIDIARIES

                                               Table of Contents
                      Page

Item 1   Business                                              1
Item 2   Properties                                            4
Item 3   Legal Proceedings                                     4
Item 4   Submission of Matters to a Vote of Security Holders   4
Item 5   Market for Registrant's Common Stock and Related
Security Holder Matters                                        5
Item 6   Selected Financial Data                               6
Item 7   Management's Discussion and Analysis of Financial
Condition and Results of Operations                            7
Item 8   Financial Statements and Supplementary Data          10
Item 9 Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                           10
Item 10  Directors and Executive Officers of the Registrant   32
Item 11  Executive Compensation                               36
Item 12  Security Ownership of Certain Beneficial Owner
and Management                                                41
Item 13 Certain Transactions                                  43
Item 14  Exhibits, Financial Statement Schedules,
and Reports on Form 8-K.                                      44









                                                                   PART I

ITEM 1. BUSINESS

A.  General

        Laser-Pacific Media Corporation (LASER-PACIFIC or the COMPANY) primarily provides post-production services to producers of prime-time network television series and television movies made in North America. The Company believes it is a leading provider of these services. Through its Electronic LaboratoryTM , and other related operations the Company provides all technical aspects of processing picture and sound after principal photography has been completed, known as post-production. The Electronic LaboratoryTM , for which the Company received an Emmy award in 1989 for Outstanding Achievement in Engineering Development was the first facility specifically designed to apply electronic post-production technology to filmed television programs and its use has led to significant savings of time and money for producers. The Company believes that the Electronic LaboratoryTM , and the systems approach utilized in its development, differentiates the Company from other film and videotape post-production companies and has resulted in an industry model for merging video and film technologies.

        The Company offers a full range of post-production services to television producers at its facilities in Hollywood and Burbank, California and Vancouver, Canada. These services, which begin immediately after completion of photography and end with the delivery of a videotape master ready for television broadcasting, include film processing, film to videotape transfer, electronic editing of the videotape (including the addition of special effects and titles), color correction, sound editing and mixing, and duplication.

        The Company also developed and leases a transportable computerized editing systems called Spectra System, which uses proprietary laser disc technology for editing filmed or videotaped programs. In 1988, the Company received an Emmy Award for Outstanding Achievement in Engineering Development for the D220 dual-headed laser disc player, which is part of the Spectra System.

        In addition to its primary business activities, the Company (i) provides traditional post-production services to producers of videotaped shows, (ii) leases mobile studio units for videotaped productions, (iii) offers film processing and sound editing, mixing services to the producers of theatrical motion pictures, and provides digital video compression.

        Both Laser-Pacific Media Corporation (formerly Spectra Image) and Pacific Video (which merged with the Company in September 1990) were organized in 1983. Spectra Image began by building its post-production service capability and facilities primarily focused on the post-production of filmed situation comedies (sitcoms) produced for prime-time network television. In addition, it began developing the Spectra System electronic editing system in 1985 and introduced it in late 1986. Pacific Video, targeting the post-production market for filmed dramatic television series, introduced the Electronic LaboratoryTM in 1985. Both Pacific Video and Spectra Image focused on the post-production of filmed television programs, as approximately 80% of prime-time network television series are shot on film as opposed to videotape. In addition, it was believed, and management still believes, that film will remain the medium of choice for these television programs because of viewer preference for the look of television programming shot on film and numerous other film advantages such as lower equipment cost, greater availability of skilled camera operators working on film and greater portability of film cameras. Beginning in the mid-1980s, management recognized that the Company could obtain a significant customer base and become the leader in the post-production of filmed prime-time network television programs by offering producers the speed and cost advantages of electronic post-production at a fully-integrated facility.

        In January 1988, Pacific Video acquired a 75% equity interest in Pacific Video Canada, Ltd., (PVC), formerly known as Tegra Industries, Inc., whose film processing and post-production facilities are located in Vancouver, Canada. Pacific Video sought a presence in the Vancouver market because an increasing number of television producers shooting programs in Canada intended for United States network television were having their post-production work performed in Canada. The Company's Vancouver presence has generated additional business for its Hollywood facilities.
At the present time, the Company owns approximately 72% of the outstanding capital stock of PVC.

        It is anticipated the future growth of the Company's business will be the result of the expansion of its services offered to theatrical motion picture producers, digital compression and digital video services, electronic graphics and effects, and the continued development and enhancement of proprietary post-production systems by its engineering staff.

B.  Post-Production Services

        Industry Background. Post-production services comprise all of the technical functions and operations necessary to complete a television program or commercial advertisement after the principal photography has been completed. The photography is completed on film or videotape depending upon the desired characteristics of the visual images needed for the program or commercial. In general, movies, mini-series and dramatic shows produced for television are shot on film. During the last 20 years, many producers of television programming have chosen to contract for many post-production services rather than doing the work themselves because of the high fixed overhead cost, high level of capital investment and the expertise required to provide quality post-production services.

        Post-production services include film processing, film-to-videotape transfer, film or videotape editing, addition of special effects, titles and credits, addition of music and sound effects, sound mixing, color correction and duplication of completed master videotapes. The Company provides a full range of these post-production services to its clients.

        Videotape Editing. The editing process at the Company begins with the developed negative with respect to filmed programs and with the delivered videotape as to shows shot on videotape, since videotape can be played back and viewed immediately after recording without any processing.

        Post production services with respect to filmed programming continue in the Company's Electronic LaboratoryTM where the Company performs all of the post-production services required after negative development of the film up to the delivery of high-quality duplicates of the final color-corrected videotape master for television broadcasting. The first step in the Electronic LaboratoryTM process is to transfer the developed negative images to videotape, a process called telecine, for subsequent electronic editing and processing. In addition, the magnetic tape containing the sound, which is recorded as the camera is capturing the images, is converted to digital information and transferred to digital audio cassette for synchronization to the negative. The digital audio tape is subsequently transferred onto a computer for sound editing and mixing. See 'SOUND EDITING AND MIXING' below.

        After completion of the film-to-tape transfer, the initial editing of the videotape is usually performed at the customers premises by their employees on electronic editing machines rented from the Company or another manufacturer. This editing is typically called
OFFLINE EDITING and the process is performed on lower-cost recordings which are made from the high-quality videotapes created in the film-to-tape transfer. The offline editing uses a time-code based computer control system to record all of the basic editing decisions.

        The Spectra Systems competes with other electronic editing systems such as Avid, Montage and Lightworks, which are in extensive use and which are also leased by the Company's customers. The Company was awarded an Emmy by the Academy of Television Arts and Sciences in 1987 for Outstanding Achievement in Engineering Development for The D220 dual-headed laser disc player, which is part of the Spectra System. This proprietary system incorporates an edit controller, a video switcher, single and dual-headed laser disc players, video monitors, videotape recorders, terminal equipment and associated software.

        After the completion of the offline editing process, the resultant edit decision list is returned to the Company's facilities where the final ONLINE EDITING is completed. The goal of online editing is to produce a finished broadcast-quality videotape master, including all special optical effects, titles and credits. The online editing rooms are equipped with all of the broadcast-quality equipment needed to complete the visual elements of a television program, and as such these rooms are expensive to build and equip and result in a high hourly rental rate. The Company has four online editing rooms at its Hollywood facility, four in Burbank, and two in Canada.

        In November of 1993 the Company introduced its SuperComputer Assembly system. Installed in its Hollywood facility, the SuperComputer Assembly system enables the Company to online assemble television programs three to four times faster than conventional techniques. The proprietary system has been used on dozens of series and movies for television, reducing the Company's labor costs and providing its clients with faster service at highest quality.

        Digital Graphics and Effects. Utilizing digital workstation technology, the Company creates and designs graphical elements, special effects, titles and other specialized work on television and motion pictures. The tools used have the capability of very high quality film resolution for combining and manipulation of images digitally.

        Digital Compression Services. Using SuperComputer and other digital media technology, the Company provides digital compression and other services which results in the creation of recordings that can be used in CD-ROM, digital file servers and Video-on Demand applications.

        Color Timing. Color timing is a post-production step which is generally required on dramatic programs whether the program editing is done on film or videotape. The Company has designed and assembled a customized color timing system for final balance of color contrast and brightness which produces cost-effective color corrections on a basis significantly faster than the traditional film laboratory equivalent. At the present time, the Company has three rooms equipped with electronic color correction capabilities.

        Sound Editing and Mixing. Sound editing and mixing is one of the last steps in the post-production process. To be in a position to offer complete post-production services and facilities to its customers, the Company established Pacific Sound Services in September, 1989, which provides sound editing and mixing services for both television and theatrical motion picture producers. This is a unique all-digital, tapeless sound editing and mixing facility includes sound studios for the original recording of sound effects and dialogue and, for the final mixing of complex programs shot on film and for mixing videotaped programs, plus digital sound editing systems

        Release Services. After the videotape master is in its final form for delivery, including color correction, finished soundtrack and title and credits, videotape copies are made in any format required for broadcast or archival storage in limited quantities by the Company.

C.  Film Production Services

        Film Processing. After film photography is completed, the film negative must be developed in a processing laboratory before it can be exposed to light. Then, either the negative is electronically transferred to videotape or positive film prints are struck from the developed negative for subsequent viewing daily. Dailies are processed for delivery by early the following day for viewing by the production staff. The acquisition of certain assets of United Color Laboratories in 1988 enabled the Company to expand its services and increase its operating hours and efficiency.

        Pacific Film Laboratories has four negative film developing machines with a capacity of approximately 210,000 feet of film per day. The filming of an average one hour dramatic television show results in the exposure of approximately 5,000 to 6,000 feet of film daily. In addition, the facility has two positive developing machines, several negative-to-positive printers, preparation and color value machines and other support equipment necessary to perform the tasks required for high-quality film processing.

        Alpha Cine Service, PVC's processing laboratory division, has two negative film developing machines with a capacity of approximately 100,000
feet  of  film  per  day,  In  addition,   the  facility  has  one  positive
developing  machine,   several negative-to-positive printers, preparation and
color value machines and other support equipment.

D. Production Services
        A subsidiary of the Company, PDS Video Productions, Inc., leases complete videotape production equipment to producers of television shows. The Company's three mobile studios are typically used to record multiple-camera sitcom shows and can be used in a studio or on location. The Company currently provides production service to shows such as LIVING SINGLE and HANGING WITH MR. COOPER.

E. Employees
        At December 31, 1996, the Company had approximately 231 employees (including employees of PVC). Many of the Company's employees are skilled technicians and the Company's future success will depend, in large part, on its ability to continue to attract, retain and motivate highly qualified persons.

        Approximately 34 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement which expires in the year 2000 (which includes a supplemental memorandum expiring in December 1997). The Company has never experienced a work stoppage, and considers its relations with its employees to be excellent.


F.  Competition
        The Company experiences competition in all phases of its business. Some of the Company's competitors have been in one or more of the same lines of business for a longer period of time, have established reputations and offer have greater financial resources than the Company.
Moreover, the Company does have a few competitors which are also fully integrated and offer a complete range of post-production services. The Company believes it is distinguished from its competition through the Electronic Laboratory, which combines proprietary technology and software with the Company's marketing and organizational approach to post-production. There can be no assurance that the Company will be able to maintain its competitive advantage as rapid technological change takes place.

ITEM 2.  PROPERTIES

        The Company owns a 29,000 square foot building located on a 39,000 square foot lot in Hollywood, California where its film processing and sound editing and mixing services are provided. In addition, the Company leases approximately 24,700 square feet in six buildings in Hollywood, California, which contains its executive offices and the balance of its Hollywood post-production facilities. Lease terms expire from 1996 through 1999, with renewal options in most instances. The Company also leases approximately 23,000 square feet at two locations in Burbank, California on a month-to-month basis. The Company believes that its facilities are adequate for its operations as now conducted and for the foreseeable future. Pacific Video Canada owns an 11,000 square foot building in Vancouver where its processing services are located. In addition, PVC leases approximately 12,000 square feet which contains its post-production facilities.

        The Company believes that its facilities, some of which include the use of chemical products, substantially comply with all applicable environmental and other laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in legal matters which arise out of the ordinary course of the Business: The Company is not involved in any legal proceedings of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.



                                                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
                MATTERS.

         The Company's Common Stock trades on The Nasdaq SmallCap Marketsm tier of the Nasdaq Stock Marketsm under the symbol LPAC.

                                                      High             Low

                  1995
                      First Quarter                  $1.5625          $0.375
                      Second Quarter                 $1.875           $1.00
                      Third Quarter                  $1.5625          $1.0625
                      Fourth Quarter                 $1.25            $0.75

                  1996
                      First Quarter                  $1.125           $0.625
                      Second Quarter                 $2.50            $0.6875
                      Third Quarter                  $1.625           $0.5625
                      Fourth Quarter                 $1.4375          $0.625

                  1997
                      January 1 - February 28        $0.90265         $0.53125


The Company had 262 stockholders of record on April 1, 1997. This number does not include the several hundred stockholders holding their stock in street name, on April 1, 1997, 3,401,000 shares were held by CEDE & Company.

         The Company has never paid a cash dividend on its shares of Common Stock and currently intends to retain its earnings, if any, for use in its operations and the expansion of its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Agreement with the CIT Group prohibit the payment of cash dividends on its Common Stock without bank approval. The Company does not anticipate that the restriction on the payment of cash dividends will be eliminated in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years:

(in thousands except for per share data.)

                               1992    1993(1)    1994(1)       1995       1996
Statement of Operations Data:
  Revenues                   $37,034   $30,064   $30,244      $28,693   $28,878
  Operating expenses:
 Direct                       24,093    20,862    17,545       18,022    18,847
 Depreciation and
    amortization               6,842     6,464     5,295        4,983     5,318
Loss on restructuring
charge                           ---     2,550      ---          ---        ---
                              ------    ------    ------       ------    ------
                              30,935    29,876    22,840       23,005    24,165
                              ------    ------    ------       ------    ------
  Gross profit                 6,099       188     7,404        5,688     4,713

Selling, general and
 administrative expense        6,549     6,210     4,874        4,978     4,678
Severance costs                  ---     1,770       ---          ---       ---
Write off property and
 equipment                       ---     2,168       ---          ---       148
                               ------   ------    -------      -------   ------
Income (loss) from operations    (450)  (9,960)     2,530          710     (113)
Interest expense               (1,702)  (1,949)    (1,891)      (1,813)  (1,563)
Other income                      ---      105        103          404       42
Minority interest income (loss)    92       51       (119)         (59)     (53)
Income tax expense                ---       55        142          291      165
                               ------   ------     ------       ------   ------
Net income (loss) before
 litigation settlement         (2,060) (11,808)       481       (1,049)  (1,852)
Litigation settlement             ---      ---        ---        3,209      ---
                               ======   ======     ======       ======   ======
Net income (loss)              (2,060) (11,808)       481        2,160   (1,852)
                               ======   ======     ======       ======   ======
Net income (loss) before
litigation settlement per
common and common
equivalent share               ($0.32)  ($1.84)     $0.07      ($0.16)   ($0.26)

Net income (loss) per
common and common
equivalent share               ($0.32)  ($1.84)     $0.07       $0.33    ($0.26)


Weighted average common and
 common equivalent shares
 outstanding                    6,418    6,418      6,493       6,568     7,061



Balance Sheet Data:

Working capital (deficiency)   ($909) ($13,951)   ($6,720)    ($2,099)   (2,498)
 Total assets                 36,972    28,776     26,009      28,172    23,162
Current installments of notes
 payable and long-term debt    5,258    13,235      7,746       6,521     5,278
Convertible notes payable        600       ---        ---         ---       ---
Long-term debt, excluding
 current installments         10,577     2,284      5,794       7,893     7,959
Net stockholders equity       16,597     4,789      5,298       7,458     6,101

(1) Certain prior year balances have been reclassified to conform with the current year's presentation.







 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 Compared to 1995

        Company revenues during 1996 were $28.9 million compared with $28.7 million in 1995, an increase of $185,000 or 0.6%. The increase in revenue is comprised of an increase in Film Production Services of $355,000 an increase of $42,000 in Post Production Service, and a decrease of $212,000 in Production Services. The increase in revenues is a consequence of higher levels of activity at our United States facilities where revenues were up $420,000, an increase of 1.8%. The revenues from International operations decreased $235,000 or 4.8%. The continued decline in Spectra Edit System rentals was offset by increases in Film Productions Services, Sound Services and revenues from Special Effects and Graphics.

      Direct operating expenses excluding depreciation and amortization were $18.8 million in 1996 as compared with $18.0 million in 1995, an increase of $825,000 or 4.6%. The Company's direct operating expenses for U.S. operations increased by $533,000 while the direct operating expenses increased $292,000 in our international operations. The increase for both U.S. and International operations is the result of increased labor costs. In the U.S. the increase in labor costs was partially offset by a reduction in health insurance costs.

         Depreciation and amortization expense was $5.3 million for the year ended December 31, 1996, compared to $5.0 million for 1995. The increase is primarily the consequence of accelerated depreciation due to the obsolescence of the Spectra Systems.

         Consolidated gross profit was $4.7 million in 1996 as compared with $5.7 million in 1995, a $1.0 million decrease. The Company's consolidated total operating expenses for 1996 were $24.2 million, as compared with $23.0 million in 1995, an increase of $1.2 million or 5.2%. As a percentage of total revenues, total operating expenses were 83.7% in 1996 versus 80.2% in 1995. The increase is due to the combined effects of increased labor costs and accelerated depreciation explained above.

         The Company's selling, general and administrative (S,G &A) expenses were $4.7 million during 1996 as compared to $5.0 million in 1995, a decrease of $300,000 or 6.0%.

         Other income was $42,000 in 1996 versus $404,000 in 1995. The decrease is the result of the settlement of obligations with an equipment supplier during 1995 where the supplier provided the Company with equipment valued at $300,0000.

        There was income resulting from a litigation settlement in 1995 of approximately $3.2. There was no revenue from litigation settlement in 1996.

        In 1996, there was no provision for U.S. Federal Income Tax as a result of the net operating loss incurred. The Income Tax expense of $165,000 in 1996 was comprised of foreign income tax expense in the amount of $160,000 relating to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary in the amount of $369,000 and State income tax expense in the amount of $5,000 entirely composed of the minimum Franchise tax.

        The Company's interest expense in 1996 was $1.6 million versus $1.8 million in 1995.

        As a consequence of the above factors, the Company reported a net loss of $1,852,550 or a loss of $0.26 per share in 1996 versus a net loss before litigation settlement of $1,049,000 or a loss of $0.16 per share in 1995. The net profit for 1995 after taking into consideration income resulting from litigation settlements was $2.16 million or $.33 per share in 1995.

        As of December 31, 1996, the Company has recorded net deferred tax assets of $5.6 million and a related valuation allowance of $5.6 million (see note 7 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company may not realize all of the benefits of these deductible differences.

1995 Compared to 1994

        Company revenues during 1995 were $28.7 million compared with $30.2 million in 1994, a decrease of $1.5 million or 5.0%. The decrease in revenue was comprised of an increase of $235,000 in Production Services, an increase in Film Production Services of $434,000 and a decrease of $2,311,000 in Post Production Service. The decline in revenues was a consequence of lower levels of activity at our United States facilities where revenues went down $2.7 million a drop of 10.8% . This lower level of U.S. revenue was primarily caused by increased competition. The revenues from International operations increased $1.2 million or 27.5%. This increase in International Sales was the result of a combination of increased motion picture and television activity in Western Canada, partially due to the strong U.S. dollar, Pacific Video Canada's diversification into commercial work and improvement in Pacific Video Canada's technical facilities.

                  Direct operating expenses were $18.0 million in 1995 as compared with $17.5 million in 1994, a increase of 478,000 or 2.7%. The Company's direct operating expenses for U.S. operations remained constant while the direct operating expenses climbed $500,000 in our international operations. The increase in international expenses was the result of a higher level of sales activity. U.S. operations continue to benefit from savings brought about by the Company's 1993 restructuring.

         Depreciation and amortization expense was $5.0 million for the year ended December 31, 1995, compared $5.3 million for 1994. This reduction was a consequence of the Company purchasing less property and equipment during 1995 than the amount of property and equipment which became fully depreciated during 1994.

         Consolidated gross profit was $5.7 million in 1995 as compared with $7.4 million in 1994, a $1.7 million decrease. The Company's consolidated total operating expenses for 1995 were $23.0 million, as compared with $22.8 million in 1994, an increase of $0.2 million or 0.9%. As a percentage of total revenues, total operating expenses were 80.2% in 1995 versus 75.5% in 1994.

         The Company's selling, general and administrative (S,G &A) expenses were $5.0 million during 1995 as compared to $4.9 million in 1994, an increase of $.1 million or 2.0%. The increase in S,G &A in International operations resulted from a higher level of sales activity. The increase in S,G & A from US operations resulted from increase in salaries and a decreases in rent, insurance and professional services.

         Other income was $404,258 in 1995 versus $103,455 in 1994. The increase was the result of the settlement of obligations with an equipment supplier where the supplier provided the company with equipment valued at $300,0000.

        There was a litigation settlement in 1995 of approximately $3.2 million. There was no revenue from litigation settlement in the prior year.

        The 1995 provision for U.S. and State income tax expense in the amount of $48,000 was entirely composed of the alternative minimum tax. This occurred because net operating loss carryforwards (deferred tax assets) were utilized against U.S. pre-tax income in the amount of $1.9 million, while full benefit of the net tax operating loss carryforwards is limited for alternative minimum tax purposes. The foreign provision for income tax expense in the amount of $243,000 related to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary in the amount of $587,000.

        As of December 31, 1995, the Company has recorded net deferred tax assets of $5.0 million and a related valuation allowance of $5.0 million
(see note 7 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company may not realize all of the benefits of these deductible differences.

     The Company's interest expense in 1995 was $1.8 million versus $1.9 million in 1994. The decrease in interest expense resulted from negotiation of lower variable rates from the Company's principal lender and a decreases in the prime interest rate.

        As a consequence of the above factors, the Company produced a net loss before litigation settlement of $1,049,000 or a loss of $0.16 per share in 1995 versus net income of $481,000 or $0.07 per share in 1994. The net profit for 1995 after taking into consideration income resulting from litigation settlements was $2.16 million or $.33 per share in 1995 compared to a net profit of $481,000 or $.07 per share in 1994.

        At December 31,1995 $1,392,000 remained of the Company's restructuring
reserve established in 1993.   This amount was reserved for settlement of the
remaining lease obligations associated with the closing of the New York facility. The obligations associated with the termination of the New York lease were settled on January 12, 1996 at an amount approximating the reserve.

Seasonality and Variation of Quarterly Results

        The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the television post-production industry. Historically, revenues and net income have been highest during the first and fourth quarters, when the production of television programs and consequently the demand for the Company's services is at its highest. Revenues have been substantially lower during the second and third quarters, when the Company historically has incurred operating losses.

Liquidity and Capital Resources

        The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August
3, 2000. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable) and at March 31, 1997, $450,000 was available. The outstanding balance of the term loan was $4,321,000 at December 31, 1996. It is payable in monthly installments of $106,000 plus interest at prime plus 2% through August 3, 2000. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $1,673,000 million at December 31, 1996). It bears interest at prime plus 2% which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2000 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

         The Company has an outstanding real estate loan with Bank of America which was amended February 29, 1996. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America of a $25,000 loan extension fee prior to December 31, 1998. The outstanding balance as of December 31, 1996 was $1,507,490.

         The Company's principal source of funds is cash generated by operations. On an annual basis, the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. Due to seasonal variations the Company anticipates a cash shortfall in the second quarter of 1997.

         As of December 31, 1996, the Company had a working capital deficiency of approximately $2,500,000 and an accumulated deficit of approximately $13,600,000, respectively. In addition the Company sustained a net loss of approximately $1,850,000 for the year ended December 31, 1996. These factors, among others indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern The Company's continuation as a going concern is dependent on upon its ability to obtain additional financing, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

        The Company is currently in negotiations with its principal lender to restructure its term loan to provide additional financing for the next fiscal year. Additionally, the Company is attempting to secure other sources of financing. Management is of the opinion that the Company will be able to meet its obligations on a timely basis and sustain operations by obtaining such additional financing and eventually achieving profitable operations. There is no assurance that these uncertainties will be settled or that management's plan will be achieved.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Page 12 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.












                                       LASER-PACIFIC MEDIA CORPORATION
                                                AND SUBSIDIARIES
                                    Consolidated Financial Statements and
                                         Financial Statement Schedules
                                              December 31, 1995 and 1996
                                   (With Independent Auditors' Report Thereon)



                                               LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES



                                Index to Consolidated Financial Statements and
                                         Financial Statement Schedule




                                                                       Page

Consolidated Financial Statements:

Independent Auditors' Report                                            13
Consolidated Balance Sheets - December 31, 1995 and 1996                14
Consolidated Statements of Operations - Years Ended
  December 31, 1994, 1995 and 1996                                      16
Consolidated Statements of Stockholders' Equity - Years
 Ended December 31, 1994, 1995 and 1996                                 17
Consolidated Statements of Cash Flows - Years Ended
 December 31, 1994, 1995 and 1996                                       18
Notes to Consolidated Financial Statements                              20

Consolidated Financial Statement Schedule - Valuation and Qualifying
  Accounts - Years Ended December 31, 1994, 1995 and 1996               31




All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.































KPMG Peat Marwick LLP
725 South Figueroa Street
Los Angeles CA  90017
                                                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Laser-Pacific Media Corporation:


We have audited the accompanying consolidated financial statements of Laser-Pacific Media Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 1995 and 1996 and the results their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Laser-Pacific Media Corporation will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency, an accumulated deficit and has sustained a net loss in current year. These matters raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result for the outcome of this uncertainty.


/s/KPMG Peat Marwick LLP

Los Angeles, California
March 14, 1997

                                               LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES

                                                    Consolidated Balance Sheets

                                                     December 31, 1995 and 1996






                          Assets                     1995                 1996
                                         ------------------   -----------------
                                         ------------------   -----------------

Current assets:
    Cash                                 $         812,989              283,082

    Receivables (note 6):
      Trade                                      5,651,308            4,854,214
      Other                                      3,027,617              289,384
                                         ------------------   -----------------
                                         ------------------   -----------------
                                                 8,678,925            5,143,598
Less allowance for doubtful receivables            853,000              810,130
                                         ------------------   -----------------
                                                 7,825,925            4,333,468
Inventory (note 6)                                 340,078              325,073
Prepaid expenses and other current assets          333,220              337,163
                                         ------------------   -----------------
                                         ------------------   -----------------\
Total current assets                             9,312,212            5,278,786
                                         ------------------   -----------------
                                         ------------------   -----------------

Property and equipment, at
  cost (note 3, 4 and 6)                        41,397,806           41,941,277
Less accumulated depreciation
  and amortization                              23,136,835           24,708,192
                                         ------------------   -----------------
                                         ------------------   -----------------
 Net property and equipment                     18,260,971           17,233,085
                                         ------------------   -----------------
                                         ------------------   -----------------

Other assets, net                                  599,036              650,580


                                         $      28,172,219           23,162,451
                                         ==================   =================
(Continued)

                                               LASER-PACIFIC MEDIA CORPORATION
                                                      AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                                 December 31, 1995 and 1996
                                                       (Continued)
Liabilities and Stockholders' Equity                  1995                 1996
                                         ------------------   -----------------
                                         ------------------   -----------------

  Current liabilities:
Current installments of notes payable
to bank and long-term debt             $         6,200,819            5,278,339
Notes payable to related parties (note 6)          320,000                  ---
Accounts payable                                 1,059,765            1,150,661
Accrued expenses                                 3,058,011            1,195,766
Accrued severance (note 5)                         391,451                  ---
Income taxes payable                               381,258              152,460
                                         ------------------   -----------------

  Total current liabilities                     11,411,304            7,777,226
                                         ------------------   -----------------
                                         ------------------   -----------------

Notes payable to bank and long-term
debt, less current installments (note 6)         7,892,905            7,958,554
Deferred revenue                                   160,123                  ---
Minority interest (note 11)                      1,249,559            1,325,893
Commitments and contingencies (notes 4, 6 and 10)

Stockholders' equity (notes 8 and 9):
Preferred stock, $.0001 par value.  Authorized
 3,500,000 shares; none issued                         ---                  ---
Common stock, $.0001 par value.
 Authorized 25,000,000 shares; issued and
 outstanding 6,568,172 and 7,128,172 shares
 at December 31, 1995 and 1996 respectively            657                  713
Additional paid-in capital                      19,258,746           19,753,690
Accumulated deficit                            (11,801,075)         (13,653,625)
                                         ------------------   -----------------

Net stockholders' equity                         7,458,328            6,100,778
                                         ------------------   -----------------

                                         $      28,172,219           23,162,451
                                         ==================   =================

See accompanying notes to consolidated financial statements.


                                                LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES

                                          Consolidated Statements of Operations

                                  Years ended December 31, 1994, 1995 and 1996




                                     1994                 1995            1996
                               -----------         ------------     -----------

Revenues                        $30,243,630          28,693,047      28,878,422
                               ------------          ----------      ----------
                               ------------          ----------      ----------

Operating expenses:
  Direct                         17,544,357          18,022,097      18,847,361
  Depreciation and amortization   5,295,427           4,983,001       5,317,862
                                -----------          ----------      ----------
                                 22,839,784          23,005,098      24,165,223
                                -----------          ----------      ----------
                                -----------          ----------      ----------

           Gross profit           7,403,846           5,687,949       4,713,199

Selling, general and
 administrative expenses          4,874,088           4,977,824       4,677,586
Write-off of property and
 equipment                              ---                 ---         148,569
                                ------------         -----------     ----------
                                ------------         -----------     ----------

Income  from operations            2,529,758             710,125       (112,956)

Interest expense                  (1,890,723)         (1,813,428)    (1,563,559)
Litigation settlement (note 12)          ---           3,208,830            ---
Other income                         103,455             404,258         41,952
Minority interest in net income of
 consolidated subsidiary (note 11)  (119,473)            (58,850)       (52,987)
                                  -----------         -----------   -----------
                                  -----------         -----------   -----------

Income (loss) before income taxes     623,017           2,450,935    (1,687,550)

Income tax expense                    142,000             291,000       165,000
                                  -----------          ----------   -----------

           Net income (loss)         $481,017           2,159,935    (1,852,550)
                                 ============          ==========   ===========

Net income (loss) per common and common
    equivalent shares                    $.07                 .33         (.26)
                                 =============        ============   ==========
                                 =============        ============   ==========

Weighted average common and
 common equivalent shares
 outstanding                         6,493,172           6,568,172    7,061,061
                                 =============         ============   =========
                                 =============         ============   =========





                                                LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES
                                Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1994, 1995, and 1996



                                                      Common Stock
                                         ---------------------------------------

                                             Number of
                                              shares                 Amount
                                         ------------------      ---------------
Balance at December 31, 1993                      6,418,172                $642
Stock issuance in connection
 with settlement of certain lease                  150,000                   15

Net income                                             ---                  ---
                                         ------------------      ---------------

Balance at  December 31, 1994                    6,568,172                  657

Net income
                                         ------------------      ---------------
Balance at  December 31, 1995                    6,568,172                  657

Stock issuances and warrants                       560,000                   56

Net loss                                               ---                  ---
                                         ------------------      ---------------

Balance at  December 31, 1996                    7,128,172   $              713
                                         ==================      ===============

                                         ==================      ===============





                                         Additional
                                             paid-in          Accumulated
                                              capital            deficit
                                         ------------------      --------------
Balance at December 31, 1993              19,230,636               (14,442,027)
Stock issuance in connection
 with settlement of certain lease            28,110                        ---
commitments

Net income                                       ---                  481,017
                                         ------------------      ---------------

Balance at  December 31, 1994                19,258,746          (13,961,010)

Net income
                                         ------------------      ---------------
Balance at  December 31, 1995                    19,258,746       (11,801,075)

Stock issuances and warrants                       494,944                ---
Net loss                                               ---         (1,852,550)
                                         ------------------      ---------------

Balance at  December 31, 1996                 (13,653,625)          6,100,778
                                         ==================      ===============

                                         ==================      ===============

                                               Net
                                             Stockholders'
                                              equity
                                         ------------------

Balance at December 31, 1993                     4,789,251

Stock issuance in connection
 with settlement of certain lease                  28,125
commitments

Net income                                        481,017
                                         ------------------

Balance at  December 31, 1994                   5,298,393

Net income                                      2,159,935
                                         ------------------

Balance at  December 31, 1995                   7,458,328

Stock issuances and warrants                      495,000

Net loss                                       (1,852,550)
                                         ------------------

Balance at  December 31, 1996                   6,100,778
                                         ==================
                                         ==================



See accompanying notes to consolidated financial statements.

================================================================================

================================================================================


                                                LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                  Years ended December 31, 1994, 1995 and 1996


                                              1994        1995         1996
                                              ----        ----         ----

Cash flows from operating activities:
Net income (loss)                           $481,017    2,159,935   (1,852,550)
Adjustments to reconcile net income
 (loss) to net cash
provided by operating activities:
Depreciation and amortization of
 property and equipment                    5,295,427    4,983,001    5,317,862
Provision for doubtful accounts receivable   351,000      539,000      447,354
Write-off of property and equipment              ---          ---      148,569
Other                                        (45,485)      71,751       76,334
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable                       (1,009,814)  (3,076,993)   3,045,103
Inventory                                      9,834       15,023       15,005
Prepaid expenses and other current assets     86,795        2,864       (3,943)
Other assets                                 (91,568)     719,818       38,456
Increase (decrease) in:
Accounts payable                             288,020   (2,257,842)      90,896
Accrued expenses                          (1,127,380)   1,662,804   (1,862,245)
Accrued severance                           (791,746)    (461,803)    (391,451)
Deferred revenue                              29,994        2,000     (160,123)
Income taxes payable                          62,642      318,616     (228,798)
                                         -----------  -----------   -----------

Net cash provided by operating activities  3,538,736    4,678,174     4,680,469
                                         -----------  -----------   -----------

Cash flows from investing activities:
Purchases of property and equipment        (785,838)   (2,114,185)   (4,470,045)
Proceeds from disposal of property
 and equipment                            1,099,402        44,000        31,500
Purchase of subsidiary common stock             ---      (114,495)          ---
                                          ---------    ----------     ---------

Net cash provided (used) by investing
 activities                                 313,564    (2,184,680)   (4,438,545)
                                          ---------    ----------    ----------



                                                               (Continued)


                                               LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows, Continued


                                            1994            1995          1996
                                       -------------  -----------    ----------

Cash flows from financing activities:
Repayment of notes payable to bank
and long-term debt                     $(3,844,047)   (1,908,985)      (856,831)
(Repayments) borrowings of notes
payable to related parties                 100,000       (55,000)      (320,000)
    Proceeds from stock issuance               ---           ---        405,000
                                       -------------  -----------  ------------
Net cash used by financing activities    (3,744,047)  (1,963,985)      (771,831)
                                       -------------  -----------  ------------
Net increase (decrease) in cash             108,253      529,509       (529,907)



Cash at beginning of year                   175,227      283,480        812,989
                                       -------------  ----------   ------------

Cash at end of year                        $283,480      812,989        283,082
                                       =============  ==========   ============



Supplementary disclosure of cash flow information:
    Cash paid during the year for:
       Interest                          $1,900,000    1,800,000      1,600,000
       State income taxes                     1,200        1,200          1,200
                                         ==========    ==========     =========


Supplemental disclosure of noncash investing and financing activities.

The Company purchased property and equipment of $1,722,000 and $2,112,535 during 1995 and 1996, financed through capital lease obligations. In 1995, the Company received equipment valued at $300,000 as settlement from an equipment supplier.

In May , 1996 the Company converted a promissory note receivable and related accrued interest due from PVC totaling approximately $579,000 in exchange for 526,000 shares of common stock. This transaction increased the Company's ownership of PVC from 72% to 77%.

In 1996 the Company issued 75,000 warrants in connection with the renewal of its credit facility. Accordingly, such warrants were accounted for as debt issuance costs of $90,000 and will be amortized to interest expense over the term of the related credit facility.

See accompanying notes to consolidated financial statements.


================================================================================

================================================================================


                                                                 1
                                               LASER-PACIFIC MEDIA CORPORATION
                                                          AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                                     December 31, 1995 and 1996





(1)    Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Laser-Pacific Media Corporation and subsidiaries(altogether, the Company). All significant inter-company accounts and transactions have been eliminated in consolidation.



       Liquidity

       The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of December 31, 1996, the Company had a working capital deficiency of approximately $2,500,000 and an accumulated deficit of approximately $ 13,650,000, respectively. In addition the Company sustained a net loss of approximately $1,850,000 for the year ended December 31, 1996. Theses factors, among others indicates that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern The Company's continuation as a going concern is dependent on upon its ability to obtain additional financing, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

      The Company is currently in negotiations with its principal lender to restructure its term loan to provide additional financing and is also seeking other sources of financing for the next fiscal year. Management is of the opinion that the Company will be able to meet its obligations on a timely basis and sustain operations by obtaining such additional financing and eventually achieving profitable operations. There is no assurance that these uncertainties will be settled or that management's plan will be achieved.


(2)    Summary of Significant Accounting Policies

       Depreciation and Amortization

       Depreciation and amortization of property and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets as follows:

       Buildings                                 30 years
       Building improvements                     10 years
       Technical equipment                       4 to 7 years
       Furniture and fixtures                    5 to 6 years
       Automobiles                               3 to 5 years
       Leasehold improvements                    Remaining life of the lease or
                                                 the estimated useful
                                                 life, whichever is the shorter




       Inventory

       Inventory consisting primarily of tape stock is valued at the lower of cost (determined on the first-in, first-out basis) or market (net realizable value).

       Income (Loss) per Share

       Net income (loss) per common and common equivalent shares is based on the weighted average number of common and common equivalent shares outstanding. The outstanding stock options and warrants are included in the calculations when considered material and not antidilutive. Fully diluted net loss per common and common equivalent share is not presented since the amounts are immaterial.

       Revenue Recognition

       Revenues are recognized as services are performed. The Company had one significant customer in 1994, 1995 and 1996 which accounted for approximately 16%, 11% and 16% of revenues, respectively.

       Foreign Currency Translation

       Assets and liabilities of the foreign operations are translated at the rate of exchange at the balance sheet date. Expenses have been translated at the weighted average rate of exchange during the period. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

       Credit Risk

       The Company sells services to customers in the entertainment industry, principally located in Southern California. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

       Long-Lived Assets

       The Company adopted the provisions SFAS No. 121, 'Accounting for the Implement of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' during 1995. This Statement requires that Long-Lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.
If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.



       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications

       Certain prior year balances have been reclassified to conform with the current year's presentation.


       Accounting for Stock Options

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees', and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted
SFAS No.123, 'Accounting for Stock-Based Compensation', which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995, and 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.
       The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


(3)    Property and Equipment

       Property and equipment is comprised of the following:

                                                 1995                 1996
                                           -----------------    ---------------
                                           -----------------    ---------------

       Land                                    $1,439,077            1,437,486
       Buildings and improvements               4,157,341            4,226,630
       Technical equipment                     33,852,456           33,875,483
       Furniture and fixtures                     800,403            1,101,532
       Automobiles                                 39,283               39,283
       Leasehold improvements                   1,109,246            1,260,863
                                           -----------------    ---------------

                                              $41,397,806           41,941,277
                                           =================    ===============


       During 1995, the Company accelerated depreciation and removed fully depreciated property and equipment from the accounting records. This policy resulted in a reduction of property and equipment and related accumulated depreciation of approximately $27,600,000 as of December 31, 1995.

       The Company leases technical equipment under capital leases expiring through 2001. Equipment under capital leases aggregated $7,377,239 and $7,950,354 and related accumulated amortization aggregated $2,073,507 and $2,024,833 at December 31, 1995 and 1996,
respectively.

(4)    Restructuring Charge

       The Company recognizes restructuring charges during the period in which liabilities are incurred or assets are impaired resulting from the implementation of a formal restructuring plan. The amount of liabilities incurred is estimated by management based on estimated costs to settle such liabilities. The amount of asset impairment is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds or management's estimate of recoverability through anticipated disposal of such assets.

       The Company implemented a formal plan (Plan) to close certain of its operating facilities during 1993. In connection with these closures, the Company recognized a restructuring charge of $2,550,000 in the 1993 consolidated financial statements. The restructuring charge primarily included estimated losses on anticipated sale of property and equipment, a provision for the settlement of future lease commitments and other related closure costs.

       During 1994, the Company sold certain of the related property and equipment at auction and received net proceeds of $903,000 which were applied to various debt obligations. In addition, the Company settled certain lease commitments for aggregate consideration of $472,000 including the issuance of 150,000 shares of stock plus warrants to purchase 25,000 shares of common stock at $.50 per share. The excess of the net proceeds over the net carrying value of the property and equipment sold as well as the excess of the amounts provided to settle the lease commitments over the settlement amounts was applied to the Company's restructuring reserve.

       In January 1996, the Company settled lease agreements related to the closure of its facilities for aggregate consideration of $1,375,000, which included the issuance of 500,000 shares of the Company's common stock valued at $.75 per share and cash consideration of $1,000,000. The Company had made adequate provisions for these settlement costs in the 1993 restructuring charge.

       Under terms of the lease settlement, the Company was required to sign a confession of judgment in the approximate amount of $4,200,000. The confession of judgment was held in escrow and expired January 13, 1997.


(5)    Nonrecurring Costs

       During 1993, the Company's former chief executive officer and certain other employees entered into severance arrangements requiring payments aggregating $1,770,000 through October 1996, which have been provided in the accompanying consolidated financial statements. At December 31, 1996 the accrued severance obligation was paid in full.


(6)    Notes Payable to Bank and Long-Term Debt

       Notes payable to bank and long-term debt are summarized as follows:

                                                      1995                 1996
                                                   -------               ------
                                                   -------               ------

Advances under a $9,000,000 credit agreement,
secured by eligible accounts receivable,
inventory and property and equipment, as
defined, bearing interest at the bank's prime
rate (8.25% at December 31, 1996) plus 2.0%,
expiring August 3, 2000, (1)
                                                  $2,421,100          1,672,926
Term notes payable to bank of up to $5,400,000
under the $9,000,000 credit agreement, secured
by eligible accounts receivable, inventory, and
property and equipment, as defined, and guarantees
of certain stockholders, payable in nine monthly
installments per year of $106,000 plus interest
at prime (8.25% at December 31, 1996) plus 2%
through August 3, 2000 (1)
                                                   3,842,734          4,320,894
Term note payable to bank, as amended,
secured by certain real property, payable in
monthly installments of up to $50,000 plus
interest at prime (8.25% at December31, 1996)
plus 3% through  August 1996                         399,904                  -

Note payable to bank, secured by a first
deed on land and buildings, bearing interest
at 11.71%, interest and principal payable in
nine monthly installments per year of
$26,667 through December 31, 1998.
                                                   $2,040,826         1,507,490
Term notes payable to bank, secured by
certain property and equipment as defined,
bearing interest at 8%, payable monthly,
in arrears, with installments of $8,700
through March 31, 2004
                                                      618,645           508,941
Notes payable to related parties and
others, unsecured, bearing interest at
14%, due November 30, 1996                            320,000                 -

Capital lease obligations (note 10)                 4,636,814         5,140,129

Other                                                 133,701            86,513
                                                    ---------        ----------
                                                    ---------        ----------
                                                   14,413,724        13,236,893
Less current installments,
including loans in default of
$399,904 at December 31, 1995
and $0 at December 31, 1996                         6,200,819         5,278,339

Less notes payable to related parties                 320,000                 -
                                                    ---------         ---------

                                                   $7,892,905         7,958,554
                                                   ==========         =========

       (1) This agreement provides for a facility fee to be paid by the Company of $90,000 per year on each anniversary of the closing.


       The aggregate future maturities of notes payable to bank and long-term debt are summarized as follows:

       December 31:
           1997              $       5,278,339
           1998                      3,328,672
           1999                      1,829,663
           2000                      1,723,224
           2001                        916,282
           Thereafter                  160,713
                                ------------------

                             $      13,236,893
                                ==================

 (7)   Income Taxes

       The Company accounts for income taxes under Statement of Financial Accounting Standards Board No. 109, 'Accounting for Income Taxes,' which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

       A summary of taxes on income (loss) is as follows:

                                         1994            1995          1996
                                         ----            ----          ----
       Current:
           Federal                $           ---         35,000         ---
           State                              ---         13,000          5,000
           Foreign                         64,000        348,000        166,000
                                     ------------   ------------    -----------
                                           64,000        396,000        171,000
                                     ------------   ------------    -----------
       Deferred:                              ---            ---            ---
           Federal
           State                              ---            ---            ---
           Foreign                         78,000       (105,000)        (6,000)
                                     ------------    -----------    -----------
                                           78,000       (105,000)        (6,000)
                                     ------------    -----------    -----------

                                         $142,000        291,000        165,000
                                     ============    ===========    ===========


       The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the U.S. Federal tax rate as follows:

                                               1994         1995           1996
                                               ----         ----           ----
Federal income tax expense (benefit) at
           'expected rate'                 $212,000      833,000       (574,000)
       Utilization of net operating loss
           carryforward                    (116,000)    (618,000)           ---
       Nondeductible expenses                13,000      580,000         58,000
       Other                               (109,000)     (88,000)       (21,000)
       State taxes, net of Federal effect       ---       13,000          2,000
       Impact of foreign taxation at
       different rates                        5,000       43,000         35,000
       Minority interest                     41,000       20,000         24,000
       Valuation allowance for deferred
       tax assets                            96,000     (492,000)       641,000
                                            -------      -------        -------
                                           $142,000      291,000        165,000
                                           ========      =======        =======

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1995 and 1996 is presented below:

                                                   1995                 1996
                                               ----------           ----------
Deferred tax assets and liabilities:
Net operating loss carryforwards               $4,338,000            5,378,000
Income tax credit carryforwards                   783,000              773,000
Allowance for restructuring and
 severance costs                                  687,000                  ---
Reserve for bad debts                             282,000              231,000
Property and equipment                         (1,135,000)            (786,000)
Less valuation allowance                       (4,955,000)          (5,596,000)
                                               -----------          -----------
                                               -----------          -----------
Net deferred tax assets                          $     ---                  ---
                                               ===========          ===========


       At December 31, 1996, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $14,800,000 and $5,400,000, respectively, which expire principally from 2003 through 2011. The Company also has approximately $240,000 and $500,000 of unused research and development tax credits and investment tax credit carryforwards, respectively, expiring through 2004.

       The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences.


 (8)   Stockholders' Equity

       The Company has authorized 3,500,000 shares of $.0001 par value preferred stock, and designated 1,400,000 shares as Series A preferred stock. As of December 31, 1995 and 1996, no preferred stock was outstanding.

       During 1992, the Company granted common stock warrants to purchase 64,182 shares of common stock at $2.50 per share. During 1994, the warrants were canceled and replaced with warrants to purchase 100,000 shares of common stock at amounts approximating the closing bid price for the Company's common stock on the replacement date of $.563 per share. The warrants are exercisable anytime between the third and eighth year after the closing of the agreement.

       In connection with the 14% notes issued in 1993, the Company issued warrants to purchase 257,500 shares of common stock at amounts approximating the closing bid prices for the Company's common stock on the effective dates of the notes. During 1994 and 1995, the Company extended the maturity dates of these notes to August 31, 1995 and November 30, 1996, respectively. In connection with the extensions of these notes, the Company issued warrants to purchase an additional 160,000 shares of common stock at amounts approximating the closing bid prices for the Company's common stock on the extension dates. The warrants are exercisable for three years from the effective dates of issuance at prices ranging from $.50 to $2.13 per share.

       During 1994, in connection with the settlement of certain lease commitments (note 4), the Company issued 150,000 shares of common stock and warrants to purchase 25,000 shares of common stock at an amount approximating the closing bid price for the Company's common stock on the date of issuance of $.50 per share.

       Proceeds from the sale of common stock issued under outstanding warrant arrangements will be credited to common stock at the time the warrant is exercised. The Company recorded no charges to operations with respect to these warrants since the warrants were issued at amounts approximating fair market value.

       In January 1996 in connection with the settlement of additional lease commitments (note 4) related to the closure of its facilities the Company issued 500,000 shares of common stock valued at $.75 per share. In November 1996, the Company issued 60,000 shares of common stock to related parties in exchange for $30,000.

       Additionally, in June 1996 the Company issued to purchase 75,000 shares of common stock to its principal lender in connection with a loan renewal. The fair value of the warrants was determined in accordance with SFAS No. 123 and was recorded as debt issuance costs.

(9)    Stock Options Plans and Other Option Grants

       The Company has three stock option plans which provide for 615,029 of incentive or nonqualified stock options to officers, directors and key employees at prices equal to or greater than the fair market value at the date of grant.

       Activity under three plans for the years ended December 31, 1995 and 1996 follows:

                                          1994            1995            1996
                                          ----            ----            ----

Balance at beginning of year           368,658         373,908         239,650

Options granted                         30,000             ---             ---
Options canceled                       (24,750)       (134,258)         (40,914)
                                       --------       ---------         --------
                                       --------       ---------         --------

Balance at end of year                 373,908         239,650          198,736
                                       =======        ========          ========
                                       =======        ========          ========
Price range of options outstanding at
 end of year                         $.50 -6.00      .50 - 6.00      .50 - 6.25
                                     ==========      ==========      ===========
                                     ==========      ==========      ===========

Price of options granted
 during the year                       $.50               ---             ---
                                     ==========      ==========      ===========



       Under all plans, all options are exercisable and 140,000 shares remained available for future grant, at December 31, 1996.

       In 1996, two new directors were granted fully vested options to purchase 10,000 shares each of common stock at a price of $0.50 per share.


(10)   Commitments and Contingencies

       Leases

       The Company leases certain technical equipment under capital leases that expire through 2001.

       The Company also leases corporate offices, certain operating facilities and equipment under noncancelable operating leases that expire through 1999.

       The present value of future minimum capital lease payments and future minimum lease payments under noncancelable operating leases, principally facility leases, are as follows:



                                       Capital leases      Operating leases
                                     ------------------   ------------------
                                     ------------------   ------------------

       Year ending December 31:
           1997                       $       2,398,988              633,021
           1998                               1,651,830              550,395
           1999                                 927,169              113,823
           2000                                 739,233                    -
           2001                                 385,309                    -
                                      ------------------   -----------------
Total minimum lease payments                  6,102,529    $       1,297,239
                                                           ==================
                                                           ==================

           Less amount representing interest    962,400
                                      ------------------

Present value of minimum lease payments $     5,140,129
                                      ==================


       Rent expense amounted to $1,144,000, $1,127,162 and $ 924,747 for the years ended December 31, 1994, 1995 and 1996, respectively.

       Legal Matters

       The Company is involved in legal matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending claims and legal proceedings will not have a material adverse effect on the Company's business or financial condition.

       Employment Agreements

       The Company has employment agreements with certain officers that require written notices of termination ranging from one to five years.

(11)   Minority Interest in Subsidiary

       In December 1995, the Company purchased 350,000 additional shares of common stock of Pacific Video Canada Ltd. (PVC), in exchange for approximately $114,000, thereby increasing the Company's ownership of PVC from 58% to 77%.
In May 1996, the Company converted a promissory note receivable and related accrued interest due from PVC totaling approximately $579,000 in exchange for 526,000 shares of common stock. This transaction increased the Company's ownership of PVC from 72% to 77% The amounts in minority interest at December 31, 1996 represent the 23% ownership of PVC's outstanding capital stock held by the minority stockholders of PVC.

 (12)  Litigation Settlement

       The Company was involved in a lawsuit against its former patent lawyer and insurance carrier in connection with prior settlements of lawsuits relating to the Company's patent for high-resolution transfer of images. This matter was settled during the year ended December 31, 1995 resulting in a net recovery of $3,208,830.

(13)   Business Segment Data

       The following table shows revenues, operating earnings (loss) and identifiable assets by geographic segment for the years 1994, 1995 and 1996:

                                 1994                 1995                 1996
                   ------------------   ------------------   ------------------
                   ------------------   ------------------

Revenues:
  U.S.              $      26,021,487           23,309,444           23,729,024
  International             4,222,143            5,383,603            5,149,398
                   ------------------   ------------------   ------------------

                    $      30,243,630           28,693,047           28,878,422
                   ==================   ==================   ==================


Operating earnings (loss):
  U.S.              $       1,883,336             (640,750)            (569,068)
  International               646,422            1,350,875              456,112
                   ------------------   ------------------   ------------------

                    $       2,529,758              710,125             (112,956)
                   ==================   ==================   ==================
Identifiable assets
  U.S.              $      19,671,297           21,954,986           17,188,781
  International             6,337,336            6,217,233            5,973,670
                   ------------------   ------------------   ------------------


                    $      26,008,633           28,172,219           23,162,451
                   ==================   ==================   ==================


(14)   Accounting for Stock Based Compensation

       The per share fair value of stock options granting during 1995 and 1996 ranged from $.43 to $1.20 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996 and 1995 - expected dividend yield 0%, expected volatility of 50%, risk-free interest rate ranging from 5.2% to 6.3%, and an expected life of 4 years.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost was recognized to the extent the exercise price of the stock options equaled the fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced as indicated below:

-------------------------------------------------------------------------------
                                    Year Ended December 31,

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                     1995                     1996

Net Income (Loss)
----------------- ------- -------------------- --------------------------------

 As Reported                       $2,159,935           $(1,858,550)

 Pro forma                         $1,977,095           $(1,858,550)
----------------- ------- -------------------- ----------------------
----------------- ------- -------------------- ----------------------

Net Income (Loss)per share
 As Reported                             $.33                 $(.26)

 Pro forma                               $.30                 $(.26)
----------------- ------- -------------------- ----------------------
----------------- ------- -------------------- ----------------------


Weighted average common
stock and common stock
equivalents outstanding (note 1)    6,568,172              7,061,061
---------------------- ------- -------------------- ----------------------

       Pro forma net income reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options vesting period of up to four years and compensation cost for options granted prior to January 1, 1995 is not considered.

       Further, the effects of applying SFAS No. 123, for disclosing compensation costs may not be representative of the effects on reported net income for future years.

       (15)  Pension Plan

       The Company has a defined contribution Profit Sharing 401(k) Savings Plan which covers substantially all of its employees. The plan became effective on March 1, 1996. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service (IRS) limitations, by making voluntary contributions to the plan. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees.

       For the year ended December 31, 1996 the Company did not contribute to the plan on behalf of its employees.






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Schedule II

LASER-PACIFIC MEDIA CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 1994, 1995 and 1996




     Column A            Column B    Column C       Column D           Column E

-----------------        --------    --------       --------           --------
                        Balance at  Charged to                       Balance at
                        beginning   costs and                           end of
                        of period    expenses      Deductions            period
Description                                       write-offs (1)
-----------------       ---------    --------       --------           --------

Allowance for bad debts:
1994                    $441,000      351,000       (105,000)           687,000
                        ========     ========       ========            =======

1995                    $687,000      539,000       (373,000)           853,000
                        ========     ========       =========           =======

1996                    $853,000      448,000       (491,000)           810,000
                        ========     ========       =========           =======


       (1) Uncollectible accounts written off, net of recoveries.




                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of April 1, 1997 with respect to the members of the Board of Directors:

                                   Director
Name                           Age Since      Position with Company

James R. Parks (1) (3)         46   1984      Chairman of the Board and Chief
                                                Executive Officer
Emory M. Cohen (1) (3)         54   1983       President, Chief Operating
                                                 Officer and Director
Ronald Zimmerman (2)           57   1996       Director
Cornelius P. McCarthy III(2)   37   1996       Director

(1) Includes service as a director of a predecessor corporation.

(2) Member of the Audit Committee.

(3) Member of the Stock Option Plan Committee.

Biographical Information

     The following biographical information is furnished with respect to the Company's directors:

        James R. Parks was a director of Spectra Image Inc. ('Spectra Image') from July 1984 until its merger (the 'Combination') with Pacific Video,
Inc. ('Pacific Video') to form the Company in 1990, and since then has been a director of the Company. Mr. Parks has been Chairman of the Board and Chief Executive Officer of the Company since March of 1994. Since 1978, Mr. Parks has been a member of Parks, Palmer, Turner & Yemenidjian, certified public accountants. During the last six years Mr. Parks has been actively involved in performing financial turnarounds on various real estate projects. As part of that activity, Mr. Parks was an officer of a corporation that was co-general partner of several limited partnerships owning real estate which filed for reorganization under Chapter 11 of the Federal Bankruptcy Law. All of the partnerships filing pre-1995 Chapter petitions have been reorganized and emerged from Chapter 11. In 1995, a partnership in which Mr. Parks was an officer of the corporate general partner and which held real property, filed for reorganization under Chapter 11. In 1996, the reorganization was dismissed and the Property was sold. Mr. Parks was a director of Olympic National Bank ('ONB'), which went into receivership with the FDIC. The assets of ONB were subsequently sold to Western Bank, a Los Angeles based financial institution.

        Emory M. Cohen is the Company's President and Chief Operating Officer and a director and has held such positions since the Combination. Previously, he was President and Chief Operating Officer of Pacific Video from May 1983 until the Combination. From 1963 until February 1978, Mr. Cohen was employed by Glen Glenn Sound, a leading motion picture and television sound recording company. He served in many different capacities at Glen Glenn Sound. From 1974 to 1978, he held the position of Vice President-Operations. In 1978, he joined Compact Video, where he became Group Vice President-Service Companies, as well as President of Compact Video Services, Inc. and of Image Transform, Inc., both Compact Video subsidiaries. Mr. Cohen received a motion picture Academy Award in 1978 for inventing a system that applies electronic and videotape technology to motion picture post-production sound recording and an Emmy Award in 1989 in connection with the Company's Electronic Laboratory.

         Ronald Zimmerman has served as a director of the Company since October 1996. Mr. Zimmerman is a self-employed financial advisor and businessman. From 1986 to 1994 he served as Director, Senior Vice President and Chief Financial Officer of the Todd-AO Corporation.

         Cornelius P. McCarthy III has served as a director of the Company since October 1996. Since December, 1996, Mr. McCarthy has been employed as an investment banker with Pennsylvania Merchant Group, Ltd. as Senior Vice President. Mr. McCarthy has served in similar capacities with Laidlaw and Company, November, 1993 to December, 1996, McCarthy and Company
(January 1993 to November 1993) and Kemper Securities (1988-1992). Mr. McCarthy currently serves on the Boards of Directors of Bonded Motors, Inc. and Phoenix International Life Sciences, Inc.


        No family relationships exist between any of the officers or directors of the Company.
                                             EXECUTIVE OFFICERS

        Officers are appointed by the Board of Directors of the Company. Information with respect to Messrs.. James R. Parks (chairman of the Board and Chief Executive Officer) and Emory M. Cohen (President and Chief Operating Officer) is set forth above. Information with respect to Leon D. Silverman, Robert McClain and Randolph D. Blim is set forth below:

Name                       Age                       Position with Company

Leon D. Silverman          42                        Executive Vice President

Randolph D. Blim           50                        Senior Vice President

Robert McClain             49                        Chief Financial Officer
                                                   Vice President and Secretary

        Leon D. Silverman has served as Executive Vice President since the Combination. He was Pacific Video's Vice President of Marketing and Sales from 1982 until the Combination. Previous to joining Pacific Video, he was Director of Marketing and Sales at Compact Video Services, Inc., a subsidiary of Compact Video. Mr. Silverman is a Founding Member of the Technology Council of the Television and Motion Picture Industry and currently serves as Secretary of its Executive Committee. In addition, he currently serves on the Board of Directors of the International Teleproduction Society.

        Randolph D. Blim has been the Senior Vice President of Engineering since the Combination. He was Vice President of Engineering for Pacific
Video and Pacific Video Industries, Inc. (a predecessor company of Pacific Video) from 1972 until the Combination. During the period 1982-1984 Mr. Blim served as a consultant to the American Broadcasting Company providing design services for the 1984 Los Angeles Summer Olympic Games. From 1969 to 1972 he was employed by ABC, working on special camera and engineering projects for ABC's Wide World of Sports. From 1966 to 1969 he was Director of Engineering for TelWest Productions, and Seros Mobile Videotape Productions, both television facilities companies. Mr. Blim was awarded an Emmy in 1989 for Outstanding Achievment in Engineering Development in connection with the Company's Electronic Laboratory.

        Robert McClain became Chief Financial Officer in November 1994. He was employed by Arthur Andersen and Co. from 1975 through 1978. He was a Senior Accountant and a Certified Public Accountant when he left. He was employed at TRE Corporation, a diversified manufacturing company, from 1978 through 1987 where he served in various capacities ranging from Director of Taxation and Insurance to Assistant to the CEO, leaving when TRE was acquired by ALCOA Aluminum Corp. He was employed by Memtech Technology Corp., a manufacturer of computer memory, as General Manager and CFO from 1987 through 1991 and by Betson Pacific, a video game developer and distributor, as CFO and Director of Operations from 1992 through November 1994 when he left to join Laser-Pacific. Mr. McClain is a Director of the Orange County Chapter of the American Red Cross.





                                                       BOARD OF DIRECTORS

Committees
     The Company has two standing committees of the Board of Directors, the Audit Committee and the Stock Option Plan Committee. The Audit Committee met once during 1994 and once in March 1996. The principal duties of the Audit Committee are to approve selection and engagement of independent auditors and review with them the plan and scope of their audit for each year, the results of such audit when completed and their fees for services performed. Mr. Zimmerman and Mr. McCarthy became members of the Audit Committee in November of 1996, and are currently the sole members of the Audit Committee.

        The principal duty of the Stock Option Plan Committee is to administer the Company's stock option plan. James R. Parks and Emory M. Cohen are the sole appointed members of this committee. The Stock Option Plan Committee did not meet in 1996.

Attendance and Compensation
         During the year ended December 31, 1996, the Board of Directors of the Company met ten times. Each of the directors attended at least 90% of all of the meetings of the Board of Directors. Directors who are not officers or employees of the Company receive $1,000 per month.

Delinquent Filings

        Based solely on a review of forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3 (e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1995, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16 (a) filing requirements, with the following exceptions:

        Mr. McCarthy and Mr. Zimmerman did not timely file Form 3 upon being appointed to the Board of Directors in October of 1996, and did not timely file Form 4 upon the issuance of options in November of 1996. The delinquent reports were filed on April 3, 1997.


Item 11.  EXECUTIVE COMPENSATION

         Under rules adopted by the Securities  and Exchange  Commission
(the 'SEC') in October 1992, the Company is required to provide certain data and information relating to the compensation and benefits provided to the Company's chief executive officer and the four other most highly compensated executive officers of the Company at the end of 1996, a report furnished by the Company's Board of Directors regarding executive compensation, and certain information regarding the performance of the Company's Common Stock.

Report of the Board of Directors on Executive Compensation

         The Board of Directors is responsible for reviewing benefits and compensation for all of the Company's officers. The Board's executive compensation policies are designed to enhance the financial performance of the Company, and thus stockholder value, by significantly aligning the financial interest of the key executives with those of stockholders

         The executive compensation program is viewed in total considering all of the component parts: base salary and long-term incentive compensation in the form of restricted stock awards and stock options.
In evaluating the performance and setting the base salary and incentive compensation of the executive officers, the Board considers, in the aggregate, the following factors: industry factors, taking into account compensation paid by competitors and the amount required to be paid by the Company to retain key employees, the progress made by the Company in the growth of business, performance of the Company's stock and the Company's overall financial performance

     The Board of Directors did not award any performance bonuses for the fiscal year ended December 31, 1996.

     Following is a summary of the current compensation of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company.

         James R. Parks is currently employed by the Company at an annual salary of $208,000. Mr. Parks is not employed pursuant to a written agreement, but serves at the discretion of and on terms determined by the Board of Directors.

        Emory M. Cohen has a five-year employment agreement with the Company, entered into as of May 15, 1990, which has no termination date but is terminable upon five years' written notice or upon 30 days notice for cause, as defined. Under the terms of the agreement, Mr. Cohen is entitled to a minimum annual salary of $350,000, subject to adjustment if the cost of living increases more than 10 percent in any year, with a bonus in an amount to be determined by the Board of Directors, and he is entitled to other specified benefits such as an automobile, reimbursement of expenses, and health, life and disability insurance. In the event of a change in control of the Company, Mr. Cohen shall be entitled to a lump sum payment of three times his annual compensation or if he is terminated other than for specified reasons or if he terminates his contract within nine months of such event.

         Leon D. Silverman is employed by the Company at a current annual salary of $215,000, and is entitled to other specified benefits such as an automobile allowance, reimbursement of expenses, health, life and disability benefits. Mr. Silverman currently has no written agreement with the Company and serves at the discretion of the Board of Directors.

Randolph D. Blim is employed by the Company pursuant to the terms of a three-year employment agreement entered into as of July 24, 1995. The agreement expires on July 23, 1998 if the executive is given written notice
120 dates prior to date of termination.   If the 120 day written notice is
not given by either party at the end of the current three year term and in all subsequent years the agreement will be renewed for one additional year. The agreement is terminable upon 30 days notice for cause as defined. Mr. Blim is entitled to a minimum annual salary of $189,000 with required minimum yearly increases of 3% over the term of the agreement, with an annual bonus in an amount to be determined by the Board of Directors.
He is also entitled to other specified benefits such as an automobile allowance, reimbursement of expenses, health, life and disability benefits.

         Robert McClain is employed by the Company at a current annual salary of $145,000 and is entitled to specified benefits such as an automobile allowance, reimbursement of expenses, health, life and disability benefits. Mr. McClain is employed under a letter of agreement with the Company and serves at the discretion of the Board of Directors

                           The SEC requires public companies to state their
compensation policies with respect to recently enacted federal income tax laws that limit to $1,000,000 the deductibility of compensation paid to executive officers named in the proxy statement of such companies. In light of the current level of compensation of the Company's named executive officers, the Board of Directors of the Company has not adopted a policy with respect to the deductibility limit, but will adopt such a policy should it become relevant.


SUBMITTED BY THE BOARD OF DIRECTORS
OF LASER-PACIFIC MEDIA CORPORATION

               James R. Parks, Chairman     Emory M. Cohen
              Ronald Zimmerman               Cornelius P. McCarthy III




================================================================================
         SUMMARY COMPENSATION TABLE
================================================================================



                                             Annual Compensation
                                    -------------------------------------------
              (a)             (b)        (c)             (d)          (e)

                                                                 Other
Name                                                             Annual
and                                                              Compen-
Principal                                                        sation
Position                   Year     Salary ($)     Bonus ($)        ($)

James R. Parks             1994         168,000         -0-               -0-
CEO                        1995         208,000         -0-               -0-
                           1996         208,000         -0-               -0-

Emory M. Cohen             1994         292,100         -0-            7,338
President                  1995         317,577         -0-           21,965
                           1996     *   410,002         -0-           17,394

Gregory L. Biller          1994         195,000         -0-            2,134
Vice Chairman of the       1995         180,000         -0-           19,738
Board (Retired 3/31/96)    1996     *    39,067         -0-      *   107,000

Leon D. Silverman          1994         175,223         -0-           11,227
Vice President             1995         215,000         -0-           72,427
                           1996     *   244,372         -0-            9,868

Randolph D. Blim           1994         157,937         -0-            6,192
Vice President             1995         178,519         -0-            3,562
                           1996     *   244,462         -0-            4,753

Robert McClain             1994           13,781        -0-               -0-
Vice President, CFO        1995         134,483         -0-             8,919
                           1996         153,464         -0-            13,349


         * Includes repayment in 1996 of voluntary payroll deferrals in 1993, 1994, and 1995.






                    Awards               Payouts
              ----------------------------------------
                    (f)            (g)          (h)       (i)



Name                         Restricted    Securities                All Other
and                           Stock         Underlying    LTIP        Compen-
Principal                      Award(s)      Options       Payouts     sation
Position                        ($)                        ($)          ($)

James R. Parks             1994    -0-           -0-           -0-        -0-
CEO                        1995    -0-           -0-           -0-        -0-
                           1996    -0-           -0-           -0-        -0-

Emory M. Cohen             1994    -0-            -0-          -0-         -0-
President                  1995    -0-            -0-          -0-         -0-
                           1996    -0-            -0-          -0-         -0-

Gregory L. Biller          1994    -0-            -0-          -0-         -0-
Vice Chairman of the       1995    -0-            -0-          -0-         -0-
Board (Retired 3/31/96)    1996    -0-            -0-          -0-         -0-

Leon D. Silverman          1994    -0-           -0-           -0-         -0-
Vice President             1995    -0-           -0-           -0-         -0-
                           1996    -0-           -0-           -0-         -0-

Randolph D. Blim           1994    -0-           -0-           -0-         -0-
Vice President             1995    -0-           -0-           -0-         -0-
                           1996    -0-           -0-           -0-         -0-

Robert McClain             1994    -0-           -0-           -0-         -0-
Vice President, CFO        1995    -0-           -0-           -0-         -0-
                           1996    -0-           -0-           -0-         -0-


         * Includes repayment in 1996 of voluntary payroll deferrals in 1993, 1994, and 1995.

-----------------------------------------------------------------------------
                                    The following  Performance  Graph compares
the Company's cumulative total shareholder return on its Common Stock for the period starting January 1, 1992 to December 31, 1996, with the cumulative return of the Standard and Poor's Stock Index and a peer group of companies, the Standard andPoor's Entertainment Index, neither of which include the Company. The Performance Graph assumes $100 invested on January 1, 1992 in the Company's Common Stock, the S&P 500 Index and the S&P Entertainment Index.
------------------------------------------------------------------------------


Company/Index                Dec92     Dec93      Dec94     Dec95      Dec96
-------------------------- --------- ---------- --------- ---------- ----------
Laser-Pacific Media Corp.    -10.71     -82.02     33.45       0.00     -16.67
S&P Entertainment-500         43.00      15.58     -4.62      20.14       1.53
S&P 500 Index                  7.62      10.08      1.32      37.58      22.96



                             Base
                             Period
Company/Index                Dec91   Dec92    Dec93    Dec94    Dec95   Dec96
--------------------------- ------- ------- -------- -------- ------- --------
Laser-Pacific Media Corp.       100   89.29    16.06    21.43   21.43    17.86
S&P Entertainment-500           100  143.00   165.28   157.64  189.40   196.30
S&P 500 Index                   100  107.62   118.46   120.03  165.13   203.05




















Stock Options
         In April 1985, Spectra Image adopted a ten-year employee stock option plan which provided for the grant to executive officers and key employees of options qualified under the Internal Revenue Code of 1986, as amended ('incentive stock options') to purchase up to 300,000 shares of common stock at an exercise price not less than the fair market value of the common stock on the date of grant. In connection with the Combination, outstanding options under the plan became exercisable into shares of Common
Stock of the Company.   This plan terminated April, 1995,  89,531 options to
purchase common stock remain outstanding as of December 31, 1996.

         In June 1987, Pacific Video adopted a nine-year stock option plan providing for the issuance of options to officers, directors and key employees to acquire up to an aggregate of 165,029 shares of Common Stock pursuant to incentive or non-qualified stock options. The exercise price of all options granted under the plan was required to be not less than the fair market value on the date of grant. In connection with the Combination, outstanding options under the plan became exercisable into shares of Common Stock of the Company. This plan terminated April, 1996, 69,206 options to purchase common stock remain outstanding as of December 31, 1996.

     In September 1990 in connection with the Combination, the Board of Directors of the Company adopted the 1990 Stock Option Plan which provides for the issuance of incentive or non-qualified stock options. An aggregate of 150,000 shares of Common Stock were initially reserved for grant under the Plan to officers, directors and key employees of the Company. The exercise price of a stock option granted under the plan may not be less than the fair market value of the underlying shares on the date of the grant; options may be granted for a term of up to 10 years. Under the terms of the Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the stock option plan committee (the 'Plan Committee'); provided, however, that the exercise price of a stock option granted under the Plan may not be less than the fair market value of the underlying shares on the date of grant. The options may be granted for a term of up to 10 years.

     The Plan provides that the aggregate fair market value (determined at the time the option is granted) of the Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. All options granted under the Plan are nontransferable during the optionee's lifetime, but are transferable at death unless otherwise determined by the Plan Committee. Options granted terminate within a specified period of time following termination of an optionee's employment with the Company, not to exceed 30 days. The Board of Directors may amend the Plan and, with the consent of each affected optionee, the option agreements; provided, however, that certain changes may only be made with the approval of the Company's stockholders.




Item 12.  Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of April 1, 1997. Except as otherwise noted, and subject to applicable community property and similar laws, each person listed has sole voting power (if applicable) and investment discretion with respect to the securities shown as beneficially owned.

Name and Address                    Amount and Nature of         Percent of
Of Beneficial Owner                Beneficial Ownership(1)       Class(1)

John Paul De Joria                                  606,000        7.6%
2745 S. Buffalo
Las Vegas, Nevada  89117

Robert E. Seidenglanz (2) (3) (5)                   983,563        12.3%
9831 Civic Center Drive, Suite 103
Beverly Hills, California  90210

James R. Parks (3) (4) (5)                          458,403        5.7%
1990 South Bundy Drive
Los Angeles, California  90025

304 E. 45th Associates                              500,000        6.3%
C/O Williams Real Estate Company, Inc.
530 5th Avenue
New York, New York 10036

McCrae Holdings Inc.                                512,993        6.4%
C/O Chemical Bank
270 Park Avenue
New York, New York 10017

(1) For the purposes of calculating each person's percentage and that of all officers and directors as a group, shares which may be acquired within 60 days upon the exercise of warrants, stock options have been treated as outstanding.
(2) Includes 111,111 shares issuable upon the exercise of outstanding stock options and 55,000 shares beneficially held by Mrs. Seidenglanz for which Mr. Seidenglanz disclaims control.
(3) With respect to Mr. Parks, the number of shares in the table does not include 502,960 shares held as pledgee by 35 Lake Avenue (a limited partnership which is affiliated with Mr. Parks) which is the assignee of Olympic National Bank, under a pledge given by Mr. Seidenglanz to secure obligations under a note in favor of the bank in which the current amount due is approximately $150,000. Mr. Seidenglanz is presently in default under the note. The pledge agreement permits pledgee to register the shares in its name and exercise voting rights prior to foreclosure. Mr. Parks disclaims beneficial ownership with respect to the 502,960 excluded shares. Accordingly, the 502,960 shares remain included in the amount of shares reported as beneficially owned by Mr. Seidenglanz.
(4) Includes 344,590 shares of Common Stock held by partnerships in which Mr. Parks is a partner and 37,500 shares issuable upon the exercise of outstanding warrants held by partnerships in which Mr. Parks is a partner.
(5) Includes 91,351 shares transferred to Mr. Parks by Mr. Seidenglanz under a letter of agreement in settlement of professional fees. The shares have been removed from Mr. Seidenglanz' total and added to Mr. Parks' total. At April 1, 1997, the shares had not been transferred. Mr. Seidenglanz has stated that he also transferred 100,000 shares to his attorney. The 100,000 shares have been removed from Mr. Seidenglanz's total even though the shares had not been transferred at April 1, 1997.

Security Ownership of Management

        The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of April 1, 1997 by all the Company's directors and the Company's chief executive officer and the four other most highly compensated executive officers of the Company at the end of 1996. Except as otherwise noted, and subject to applicable community property and similar laws, each person listed has sole voting power (if applicable) and investment discretion with respect to the securities shown as beneficially owned. An asterisk (*) denotes beneficial ownership of less than 1%.

Name and Address             Amount and Nature of                 Percent of
Of Beneficial Owner             Beneficial Ownership(1)             Class(1)

Randolph D. Blim (2)                40,387                           *

Emory M. Cohen (3)                 203,900                            2.6%

James R. Parks (4) (5) (6)         458,403                            5.7%

Leon D. Silverman (7)               59,425                           *

Cornelius McCarthy (8)              10,000                           *

Robert McClain (9)                  30,000                           *

Ronald Zimmerman (10)               10,000                           *

All Directors and Officers
 as a Group                        812,115                        10.18%
(7 persons) (11)

(1) For purposes of calculating each person's percentage, shares which may be acquired within 60 days upon exercise of warrants or stock options have been treated as outstanding.
(2)  Includes 29,527 shares issuable upon exercise of stock options
(3)  Includes 58,249 shares issuable upon exercise of stock options
(4) Includes 344,590 shares of Common Stock held by partnerships in which Mr. Parks is a partner and 37,500 shares issuable upon the exercise of outstanding warrants held by partnerships in which Mr. Parks is a partner.
(5) With respect to Mr. Parks, the number of shares in the table does not include 502,960 shares held as pledgee by 35 Lake Avenue (a limited partnership which is affiliated with Mr. Parks) which is the assignee of Olympic National Bank, under a pledge given by Mr. Seidenglanz to secure obligations under a note in favor of the bank in which the current amount due is approximately $150,000. Mr. Seidenglanz is presently in default under the note. The pledge agreement permits pledgee to register the shares in its name and exercise voting rights prior to foreclosure. Mr. Parks disclaims beneficial ownership with respect to the 502,960 excluded shares. Accordingly, the 502,960 shares remain included in the amount of shares reported as beneficially owned by Mr. Seidenglanz.
(6) Includes 91,351 shares transferred to Mr. Parks by Mr. Seidenglanz under a letter of agreement in settlement of professional fees. The shares have been removed from Mr. Seidenglanz' total and added to Mr. Parks' total.
At April 1, 1997, the shares had not been transferred.
 (7) Includes 48,565 shares issuable upon exercise of stock options
 (8) Includes 10,000 shares issuable upon exercise of stock options.
 (9) Includes 30,000 shares issuable upon exercise of stock options.
(10)Includes 10,000 shares issuable upon exercise of stock options.
(11) Includes 186,341 shares issuable on exercise of stock options and 37,500 shares issuable upon exercise of warrants.



Item 13.   CERTAIN TRANSACTIONS


        James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is a member of Parks, Palmer, Turner & Yemenidjian (PPTY), an accounting firm, which provides tax accounting and management consulting services to the Company. PPTY's billings for the year ended December 31, 1996 were approximately $39,000. Mr. Parks purchased 60,000 shares of Laser-Pacific Common Stock from the company in November 1996 at $.50 per share. The shares purchased are subject to 144 Trade Restrictions. On the date of the transaction, the last trade on NASDAQ was at $.75.

        In 1993, the Company borrowed amounts ranging from $100,000 to $225,000 from Delores C. Biller, wife of Gregory R. Biller and from Partnerships in which Mr. Parks was a partner. Each of the borrowings was evidenced by a promissory note which provided that the borrowings were to be fully repaid on or before March 31, 1994, and until fully repaid, each of the borrowings would accrue interest at the rate of 14% per annum payable quarterly. During 1994, and 1995, the loans were partially repaid and to the extent not repaid were extended to August 31, 1995, and again to November 30, 1996. All notes were fully repaid in 1996. As additional consideration for making and then extending the loans, the Company granted warrants to purchase the Company's Stock at prices ranging from $.50 to $1.6888 per share. In total, the participants were issued 352,500 warrants. None of the warrants have been exercised. As of April 1, 1997, 282,500 warrants had expired only
70,000 are exersiable.

        In connection with Gregory L. Biller's retirement on March 31, 1996 the Company entered into a settlement agreement with Mr. Biller for any and all claims he may have had against the Company. Mr. Biller was paid $75,000 as of the date of the  agreement  and an  additional  $100,000  in October
1996. The Company had previously accrued $150,000 for past due wages. These amounts included any and all payments made for past due wages, reimbursement of interest charges for the delayed sale of real estate caused by his guarantee to the Bank of California and any emotional distress and suffering. Due to the nature of the payments they are not included as compensation on the summary compensation table.

        In April 1993 the Company retired debentures payable to Gregory L. Biller and PPTY in the principal amounts of $500,000 and $100,000 respectively. Bank of California, a lender to the Company, brought suit against Mr. Biller and PPTY alleging that Mr. Biller and PPTY had executed agreements subordinating their respective right to the repayment of principal amount of the debentures to repayment to the Bank of California's loan to the Company. In 1994 the Bank of California obtained a summary judgment against Mr. Biller in the amount of $500,000. PPTY believed that they were not parties to the subordination agreement andthat they had a valid cause of action against Bank of California. In March 1995, after extensive negotiations the Company amended its loan agreement with Bank of California. As part of the renegotiation of the loan agreement with the Bank of California, Bank of California agreed to drop its suit against PPTY and not to enforce its judgment against Mr. Biller on the condition that PPTY waive any cause of action against the Bank of California and that the Company continue to timely perform its obligations under the renegotiated loan agreement. In the event Bank of California were ever to enforce its judgment against Mr. Biller, it is likely that Mr. Biller would have a right of subrogation against the company. The Company had outstanding borrowings aggregating $400,000 at December 31, 1995 with the Bank of California under an amended loan agreement. The loan is secured by certain real property, payable in monthly installments of up to $65,000 plus interest at prime plus 3%. The loan was paid in full as of August, 1996.




                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

         1 and 2. Financial Statements and Financial Statement Schedules:
These documents are listed in the Index to the Consolidated Financial Statements and
                  Financial Statement Schedules.

         3.       Exhibits:

         3.1      Certificate of Incorporation of the Company. (1)
         3.2 Certificate of Amendment to Certificate of Incorporation of the Company filed August 29, 1990. (2)
         3.3 Certificate of Amendment to Certificate of Incorporation of the Company filed August 14, 1991. (4)
         3.4      By-Laws of the Company. (1)
         4.1      Form of Common Stock Certificate. (2)
         10.1     1990 Stock Option Plan. (1)
         10.5 Employment Agreement dated as of May 15, 1990 between the Company and Emory Cohen. (1).
         10.7 Credit Agreement dated as of September 28, 1990 between the Company and The Bank of California, N.A., as amended by the First Amendment to Credit Agreement dated as of October 12, 1990 and as further amended by the Second Amendment to Credit Agreement dated as of June 3, 1991. (1)
         10.7A    Letter of Agreement  dated August 7, 1991 between the Company and The Bank of California, N.A., further amending the Credit Agreement filed as Exhibit 10.7. (3)
         10.7B    Commitment Letter  dated April 8, 1992 from The Bank of
California, N.A.  (4)
         10.7C    Fourth Amendment to Credit Agreement Signed on June 18,
1992. (5)
         10.7D    Fifth Amendment to Credit Agreement Signed July 31,
1992. (5)
         10.7E    Amended and Restated Credit Agreement between the Company and
The Bank of California dated March 1, 1995.  (Filed herewith)
         10.8     CIT Credit Agreement signed on August 3, 1992. (5)
         10.8A    Amended Loan Agreement between CIT and the Company dated
April 12, 1995. (7)
         10.8B    Amended Loan Agreement between CIT and the Company dated
June 6, 1996. (Filed herewith)
         10.9 Opinions of Cooper & Dunham, patent counsel to the Company, dated June 4, 1991 and June 6, 1991. (2)
         10.10 Lease Agreement dated as of May 14, 1987 by and between the Company and Morton La Kretz, Trustee, Cross Roads Trust, UTD April 28, 1982.(2)
         10.11 Lease Agreement dated as of July 18, 1983 by and between the Company and Title House. (2)
         10.12 Lease Agreement dated as of February 13, 1984 by and between the Company and Morton La Kretz, Trustee, Cross Roads Trust, UTD April 28, 1982. (2)
         10.13 Robert E. Seidenglanz Employment Severance Agreement signed October 20, 1993. (6)
         10.14    Bank of America Amended Loan Agreement dated February 29,
1996. (7)
         10.15 Employment Agreement dated as of July 24, 1995 between the Company and Randolph Blim. (7)
         10.16 Settlement Agreement between 305 E. 45th Associates and the Company dated January 12, 1996. (7)
         10.17 Settlement Agreement between the Company and Gregory L. Biller dated March 31, 1996. (Filed Herewith)
         22.1     List of Subsidiaries. (4)
         24.4     Consent of Cooper & Dunham, patent counsel (4).

         (1) Previously filed on June 7, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
         (2) Previously filed on July 23, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
         (3) Previously filed on August 8, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
         (4)          Previously filed on April 10, 1992 with the Company's
Form 10-K.
         (5)      Previously filed on August 12, 1992 with the Company's
Form 10-Q.
         (6)      Previously filed May 13, 1994 with the Company's Form 10-Q.
         (7)      Previously filed April 14, 1996 with the Company's Form 10K.



        (b Reports on Form 8-K


         There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.




                                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 2, 1996.

         LASER-PACIFIC MEDIA CORPORATION

         By:  /s/ James R. Parks
         James R. Parks
                __________________
           Chairman of the Board and
           Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                          Signature
                                              Title                     Date

/s/ James R. Parks
                        James R. Parks Chairman of the Board and  April 2, 1996
                                        Chief Executive Officer (Principal
                                        Executive Officer)


/s/ Emory M. Cohen
                       Emory M. Cohen   President, Chief Operating
                                         Officer and Director     April 2, 1996


/s/                   Robert McClain
Robert McClain                           Vice President and Chief
                                          Financial Officer     April 2, 1996

/s/ Cornelius P. McCarthy III
                      Cornelius P. McCarthy III    Director     April 2, 1996