Form 10-Q
period 1997-03-31
LASER PACIFIC MEDIA CORPORATION
filed 1997-05-15
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
       X             of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 1997
                                       OR
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of May 6, 1997 was 7,128,172 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                         Page

Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements . . . . . . . . . . . .1

         Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . .1
         Condensed Consolidated Statements of Operations . . . . . . . . . .2
         Condensed Consolidated Statements of Cash Flows . . . . . . . . . .3
         Notes to Condensed Consolidated Financial Statements. . . . . . . .4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .5

Part II - Other Information

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                              December 31,          March 31,
                                                  1996                1997
                                            ----------------    ---------------


Assets
Current  assets . . . . . . . . . . . . .      $5,278,786          $5,222,478
Net  property  and  equipment . . . . . .      17,233,085          16,399,312
Other  assets . . . . . . . . . . . . . .         650,580             661,042

                                           ================    ================
                                              $23,162,451         $22,282,832
                                           ================    ================

Liabilities and Stockholders' Equity
Current  liabilities. . . . . . . . . . .     $ 7,777,226         $ 7,579,981
Notes payable to bank and long-term debt,
 less current  installments . . . . . . .       7,958,554           7,262,752
Minority interest in consolidated
 subsidiary . . . . . . . . . . . . . . .       1,325,893           1,299,820

Stockholders' equity:
Common stock, $.0001 par value. Authorized
 25,000,000 shares; issued and outstanding
 7,128,172  shares. . . . . . . . . . . .             713                 713
Additional  paid-in  capital. . . . . . .      19,753,690          19,753,690
Accumulated  deficit. . . . . . . . . . .     (13,653,625)        (13,614,124)
                                           ----------------    ----------------
   Net stockholders'  equity. . . . . . .       6,100,778           6,140,279
                                           ----------------    ----------------
                                              $23,162,451         $22,282,832
                                           ================    ================






    See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                          ------------------------------------

                                          ---------------     ----------------
                                                1996                1997

Revenues . . . . . . . . . . . . . . . .     $7,522,904           $7,661,547
Operating costs. . . . . . . . . . . . .      6,157,017            6,041,660
                                          ---------------     ----------------
     Gross profit. . . . . . . . . . . .      1,365,887            1,619,886
Selling, general and administrative
  and other expenses . . . . . . . . . .      1,304,496            1,221,572
                                          ---------------     ----------------
     Income from operations. . . . . . .         61,391              398,315
Interest expense . . . . . . . . . . . .        396,768              380,069
Other Income . . . . . . . . . . . . . .        (84,551)             (21,255)
                                          ===============     ================
     Net income (loss) . . . . . . . . .      ($250,826)          $   39,501
                                          ===============     ================

Net income (loss) per common and common
  equivalent shares. . . . . . . . . . .         ($.04)                $.01
                                          ---------------     ----------------

Weighted average common and common
  equivalent shares outstanding. . . . .      7,068,172            7,128,172
                                          ===============     ================








    See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                         ---------------- --- -----------------

                                         ----------------     -----------------
                                               1996                  1997
Cash flows from operating activities
  Net income (loss) . . . . . . . . . . .    ($250,826)            $ 39,501
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization . . . .    1,276,549            1,069,313
    Write-off of obsolete property and
     equipment. . . . . . . . . . . . . .      198,093                  ---
    Provision for doubtful accounts
     receivable . . . . . . . . . . . . .       91,840               74,549
    Other . . . . . . . . . . . . . . . .      (93,377)             (26,074)
    Change in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable . . . . . . . .    3,129,615               85,591
      Inventory . . . . . . . . . . . . .         (616)              (5,241)
      Prepaid expenses and other current
       assets . . . . . . . . . . . . . .      (69,469)             (106,988)
      Other assets. . . . . . . . . . . .      (69,911)              (10,462)
     Increase (decrease) in:
      Accounts payable and accrued
      expenses. . . . . . . . . . . . . .   (2,697,559)              107,520
                                         ----------------     -----------------
Net cash provided by operating activities    1,514,339             1,227,709
                                         ----------------     -----------------

Cash flows from investing activities:
  Purchases of property and equipment . .     (188,593)             (260,115)
  Net proceeds from disposal of property
   and equipment. . . . . . . . . . . . .          ---                24,575
                                         ----------------     -----------------
Net cash used by investing activities . .     (188,953)             (235,540)
                                         ----------------     -----------------

Cash flows from financing activities :
  Proceeds borrowed under notes payable
   to bank and long-term debt . . . . . .          ---                51,747
  Repayment of notes payable to bank and
   long-term debt . . . . . . . . . . .     (2,267,971)           (1,052,314)
  Proceeds from issuance of common stock.      426,789                   ---
                                         ----------------     -----------------
Net cash used by financing activities       (1,841,182)           (1,000,567)
                                         ----------------     -----------------

   Net increase (decrease) in cash. . . .     (515,796)               (8,398)
Cash at beginning of period . . . . . . .      812,989               283,082
                                         ----------------     -----------------
Cash at end of period . . . . . . . . . .$     297,193        $      274,684
                                         ================     =================

Supplementary disclosure of cash flow
 information:
 Cash paid during the period for interest     $393,495              $379,682
                                         ================     =================

  See  accompanying  notes  to  condensed  consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)  Basis of Presentation
                  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of March 31, 1997 and December 31, 1996, the consolidated results of operations for the three months ended March 31, 1996 and 1997, and the consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1997. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues since selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

 (3)  Income Taxes
         The Company did not provide for income taxes for the quarter ending March 31, 1997 due to the operating losses incurred in prior years.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

         Revenues for the quarter ended March 31, 1997 increased to $7,662,000 from $7,523,000 for the same year-ago period, an increase of $139,000 or 1.8%. This increase in revenue is comprised of an increase of $82,000 in Post Production Services, an increase in Film Production Services of $187,000 and a decrease of $130,000 in Production Services. The revenues for both US and International operations increased during the period. The continued decline in spectra system rentals was offset by increased film and post production services and revenues from special effects and graphics.

         For the quarter ended March 31, 1997 the Company recorded a gross profit of $1,620,000 compared to a gross profit of $1,366,000 for the same year-ago period, an increase of $254,000 or 18.6%. The increased gross profit is primarily the result of higher sales levels during the quarter and lower depreciation expense. Operating costs for the quarter ended March 31, 1997 were $6,042,000 versus $6,157,000 for the year ago period. Operating costs, as a precentage of revenues for the quarter ended March 31, 1997, were 78.9% compared with 81.9% for the year ago period.

         Selling, general and administrative (S, G & A), and other expenses for the quarter ended March 31, 1997 were $1,222,000 as compared to $1,304,000 during the same year-ago period, a decrease of $82,000 or 6.3%.

         Interest expense for the quarter ended March 31, 1997 was $380,000 compared to $397,000 for the same year-ago period, a decrease of $17,000 or 4.3%.

Liquidity and Capital Resources

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). At March 31, 1997, $450,000 was available under the loan agreement. The outstanding balance of the term loan was $4,001,000 at March 31, 1997. It is payable in monthly installments of $106,000 plus interest at prime plus 2% through August 3, 2000. Principal payments are not required in June, July or August. The principal payments may be increased to compensate for a significant reduction in the appraised value of the assets which secure the loan. The revolving loan had an outstanding balance of $1,529,000 at March 31, 1997. It bears interest at prime plus 2% which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years after maturity unless terminated as of August 3, 2000 or as of the end of any renewal term by either party upon at least 60 days written notice.

         The Company has an outstanding real estate loan with Bank of America which was amended February 29, 1996. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment to Bank of America of a $25,000 loan extension fee prior to December 31, 1998. The outstanding balance as of March 31, 1997 was $1,427,000.

         The  Company's   principal   source  of  funds  is  cash  generated  by
operations. On an annual basis, the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. Due to seasonal variations the Company anticipates a cash shortfall in the second and third quarters of 1997.

         As of March 31, 1997, the Company had a working capital deficiency of approximately $2,350,000 and an accumulated deficit of approximately $ 13,600,000, respectively. In addition the Company sustained a net loss of approximately $1,850,000 for the year ended December 31, 1996. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern The Company's continuation as a going concern is dependent upon its ability to obtain additional financing, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

        The Company is currently in negotiations with its principal lender to restructure its term loan to provide additional financing. Additionally, the Company is attempting to secure other sources of financing. Management is of the opinion that the Company will be able to meet its obligations on a timely basis and sustain operations by obtaining such additional financing and eventually achieving profitable operations. There is no assurance that these uncertainties will be settled or that management's plan will be achieved.

                                   Signatures



                                LASER-PACIFIC MEDIA CORPORATION

                                         (Registrant)


      Dated:  May 14, 1997          /s/James R. Parks
                                    -----------------
                                    James R. Parks
                                    Chairman of the Board
                                    and Chief Executive Officer





      Dated:  May 14, 1997          /s/Robert McClain
                                    -----------------
                                    Robert McClain
                                    Secretary and
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)