Form 10-Q
period 1997-06-30
LASER PACIFIC MEDIA CORPORATION
filed 1997-08-14
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 1997
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1997 was 7,128,172 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements. . . . . . . . . . . . .1

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

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .5

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .6

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .7

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                              (Audited)          (Unaudited)
                                             December 31,          June 30,
                                                 1996                1997
                                          ----------------    ----------------


Assets
Current  assets . . . . . . . . . . . .      $5,278,786           $3,711,560
Net  property  and  equipment . . . . .      17,233,085           15,524,425
Other  assets . . . . . . . . . . . . .         650,580              710,998
                                         ================     ================
                                            $23,162,451          $19,946,983
                                         ================     ================

Liabilities and Stockholders' Equity
Current  liabilities  . . . . . . . . .      $7,777,226           $7,359,529
Notes payable to bank and long-term
debt,  less current  installments . . .       7,958,554            6,798,601
Minority interest in consolidated
subsidiary. . . . . . . . . . . . . . .       1,325,893            1,291,534

Stockholders' equity:
Common stock, $.0001 par value.
Authorized 25,000,000 shares; issued and
outstanding 7,128,172 shares at December 31,
1996 and 7,128,172 shares at June 30, 1997,
respectively . . . . . . . . . . . . . . . .        713                  713
 . . . . . . . . . . . . . . .
Additional  paid-in  capital . . . . . . .   19,753,690           19,753,690
Accumulated  deficit . . . . . . . . . . .  (13,653,625)         (15,257,084)
                                          ----------------    ----------------
   Net stockholders'  equity . . . . . . .    6,100,778            4,497,319
                                          ----------------    ----------------
                                            $23,162,451          $19,946,983
                                          ================    ================






     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)


                                     Three Months Ended      Six Months Ended
                                         June 30,                 June 30,
                                     -----------------------------------------
                            ----------  ------------  -----------  ------------
                               1996         1997          1996         1997

Revenues . . . . . . . .    $4,939,816   $4,789,069   $12,462,720   $12,429,360
 . . . .
Operating costs. . . . .     5,609,016    5,081,011    11,766,033    11,122,672
                            ----------  ------------  -----------  ------------
  Gross profit (loss). .      (669,200)    (291,942)      696,687     1,306,689
Selling, general and administrative
  and other expenses . .     1,098,917    1,003,120     2,403,413     2,224,692
                            ----------  ------------  -----------  ------------
  (loss) from
   Operations. . . . . .    (1,768,117)  (1,295,063)   (1,706,726)     (918,003)
Interest expense . . . .       357,453      351,597       754,221       731,666
Other (income) . . . . .       (10,958)      (3,700)      (95,509)      (46,210)
                            ----------  ------------  ------------  -----------
  Net loss . . . . . . .   ($2,114,612) ($1,642,960)  $(2,365,438)  $(1,603,459)
                            ==========  ============  ============  ===========

Net loss per common and common
  equivalent shares. . .         $(.30)       $(.23)        $(.33)        $(.23)
                            ----------  ------------  ------------  -----------

Weighted average common and
common equivalent shares
outstanding. . . . . . .     7,068,172     7,128,172     7,068,172    7,128,172
                            ==========  ============  ============  ===========







     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


Six Months Ended                                      June 30,
                                       ---------------- --- -----------------
                                       ----------------     -----------------
                                             1996                  1997
Cash flows from operating activities
  Net loss . . . . . . . . . . . . .     ($2,365,438)          ($1,603,459)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization.       2,102,098             2,589,800
      Write-off of obsolete property
    and equipment. . . . . . . . . .         226,681                   ---
      Provision for doubtful accounts
    receivable . . . . . . . . . . .         141,093               125,993
      Other. . . . . . . . . . . . .        (113,314)              (34,360)
      Change in assets and liabilities:
         (Increase) decrease in:
          Accounts receivable. . . .       5,299,309             1,976,695
          Inventory. . . . . . . . .          60,305                25,054
          Prepaid expenses and
        other current assets . . . .         (37,736)             (372,397)
          Other assets . . . . . . .        (260,177)              (60,417)
        Increase (decrease) in:
          Accounts payable and
        accrued expenses . . . . . .      (2,964,769)              (46,552)
                                        ----------------     -----------------
Net cash provided by operating
        activities . . . . . . . . .       2,112,655             2,575,755
                                        ----------------     -----------------

Cash flows from investing activities:
  Purchases of property and
        equipment . . . . . . . . . .       (424,433)             (568,989)
Net Procedds from disposal of
        property and equipment. . . .            ---                30,995
                                        ----------------     -----------------
Net cash used by investing activities       (568,989)             (393,438)
                                        ----------------     -----------------

Cash flows from financing activities :
  Proceeds borrowed under notes payable to bank
    and long-term debt. . . . . . . .      1,548,351               758,626
  Repayment of notes payable to bank
    and long-term debt. . . . . . . .     (4,300,461)           (2,289,724)
  Proceeds from issuance of common stock     426,789                   ---
                                        ----------------     -----------------
Net cash used by financing activities     (2,325,321)           (1,531,098)
                                        ----------------     -----------------

Net increase (decrease) in cash . . .       (318,555)              188,119
Cash at beginning of period . . . . .        812,990               283,082
                                        ----------------     -----------------
Cash at end of period . . . . . . . . .   $  494,434           $   471,201
                                        ================     =================

Supplementary disclosure of cash flow information:
  Cash paid during the period
   for interest . . . . . . . . . . . .     $658,952              $731,666
                                        ================     =================

     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




(1)  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of June 30, 1997 and December 31, 1996, the consolidated results of operations for the three and six month periods ended June 30, 1996 and 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1997. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues since selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     The Company has a controlling interest (72%) in Pacific Video, Canada Ltd. ("PVC") and in accordance with generally accepted accounting principles have consolidated the accounts of PVC into these consolidated financial statements. The amounts of minority interest at June 30, 1997 represent the 28% ownership of PVC's outstanding capital stock held by minority stockholders of PVC.

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

(3) Income Taxes
     The Company did not provide for income taxes for the six month period ending June 30, 1997 due to the operating losses incurred.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the six months ended June 30, 1997 decreased to $12,429,000 from $12,463,000 for the same year-ago period, a decrease of $34,000 or 0.3%. This decrease in revenues is comprised of a decrease of $144,000 in Production Services and an increase of $110,000 in Film Production Services. The Revenues for the six months ended June 30, 1997 at the Company's U.S. facilities decreased $94,000 versus the year-ago period, while revenues from International Operations increased $60,000 versus the year-ago period.

     Revenues for the quarter ended June 30, 1997 decreased to $4,789,000 from $4,940,000 for the same year-ago period, a decrease of $151,000 or 3.1%. This decrease in revenues is comprised of a decrease of $15,000 in Production Services, a decrease of $138,000 in Film Production Services and an increase of $2,000 in Post Production Services. The Revenues for the quarter ended June 30, 1997 at the Company's U.S. facilities decreased $172,000 versus the year-ago period, while revenues from International Operations increased $21,000 versus the year-ago period.

     For the six months ended June 30, 1997 the Company recorded a gross profit of $1,307,000 compared with $697,000 for the same year-ago period, an increase of $610,000 or 87.5%. Operating costs for six months ended June 30, 1997 were $11,123,000 versus $11,766,000 for the year-ago period, a decrease of $643,000 or 5.5%. Operating costs, as a percentage of revenues for the six months ended June 30, 1997 were 89.5% compared with 94.4% for the same year-ago period. The decrease in operating costs is primarily attributable to reduced depreciation expense which is explained below.

     For the quarter ended June 30, 1997 the Company recorded a gross loss of $292,000 compared to a gross loss of $669,000 for the same year-ago period, a decrease of $377,000 or 56.4%. Operating costs for the quarter ended June 30, 1997 were $5,081,000 versus $5,609,000 for the year ago period, a decrease of $528,000 or 9.4%. Operating costs, as a percentage of revenues for the quarter ended June 30, 1997 were 106.1% compared with 113.5% for the year ago period. The decrease in operating costs is primarily attributable to reduced depreciation expense which is explained below.

     Selling, general and administrative (S, G & A), and other expenses for the six months ended June 30, 1997 were $2,225,000 as compared to $2,403,000 during the same year-ago period, a decrease of $178,000 or 7.4%. Selling, general and administrative (S, G & A), and other expenses for the three months ended
June 30, 1997 were $1,003,000 as compared to $1,099,000 during the same year-ago period, a decrease of $96,000 or 8.7%.

     Interest expense for the six months ended June 30, 1997 was $732,000 compared to $754,000 for the same year-ago period, a decrease of $22,000 or 2.9%. Interest expense for the three months ended June 30, 1997 was $352,000 compared to $357,000 for the same year-ago period, a reduction of $5,000 or 1.4%. The reduction in interest expense primarily resulted from a decrease in the interest rates.

     Depreciation expense for the six months ended June 30, 1997 was $2,102,000 compared to $2,590,000 for the same year-ago period, a decrease of $488,000 or 18.8%. Depreciation expense for the three months ended June 30, 1997 was $1,033,000 compared to $1,314,000 for the same year-ago period, a reduction of $281,000 or 21.4%. The depreciation expense for both the six and three months ended June 30, 1996 was higher than the same periods in 1997 due to accelerated depreciation taken in 1996 which was a result of the obsolescence of the Spectra Edit system.

     Liquidity and Capital Resources

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). At June 30, 1997, $454,000 was available under the loan agreement. The outstanding balance of the term loan was $3,808,000 at June 30, 1997. It is payable in monthly installments of $106,000 plus interest at prime plus 2% through August 3, 2000. Principal payments are not required in June, July or August. The principal payments may be increased to compensate for a significant reduction in the appraised value of the assets which secure the loan. The revolving loan had an outstanding balance of $935,000 at June 30, 1997. It bears interest at prime plus 2% which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years after maturity unless terminated as of August 3, 2000 or as of the end of any renewal term by either party upon at least 60 day written notice.

     During May, 1997 CIT Group/Credit Finance agreed to provide the Company with an additional Loan Accommodation of $600,000 subject to the same terms and conditions of the loan agreement. The Loan Accommodation is to be repaid in installments of $32,000 per week commencing August 4, 1997 and continuing weekly until repaid. The Loan Accommodation is fully due and payable in no event later than December 15, 1997. The initial advance under the Loan Accommodation was $125,000. The remaining $475,000 was advanced in increments as the Company received cash under the short term notes explained below. At June 30, 1996 the outstanding balance was zero. At July 6, 1997 the outstanding balance on the Loan Accommodation was $600,000. The Company will pay an accommodation fee of $20,000 for this transaction.

     To fund a cash shortfall in the second and third quarters of 1997, the Company will issue up to $1,5000,000 of Short-Term Installment (Fixed Rate) Line of Credit Notes, Series 1997 to qualified purchasers. The Notes are being issued directly by the company on a Minimum/Maximum basis subject to the purchase of Notes with an aggregate minimum value of not less than $1,000,000 and not more than $1,500,000. As of July 21,1997, 35 Lake Avenue, a California limited partnership subscribed to $1,000,000 of the notes. James R. Parks, the Company's, Chief Executive Officer, is a partner in 35 Lake Avenue. The principal balance of each Note bears interest at the rate of fourteen percent (14%) per annum. The accrued interest on the outstanding principal is payable on September 30, 1997, December 31, 1997, January 30, 1998, February 28, 1998 and March 30, 1998. The outstanding principal balance is to be paid in three equal installments on January 30, 1998, February 28, 1998 and March 31, 1998. The Company will grant, each purchaser, warrants to purchase one (1) share of the Company's common stock for each $4.00 of original principal amount. A maximum of 375,000 warrants will be issued. The warrants will expire two years from the date of grant. The Company's obligations under the Notes are secured by a pledge of 2,424,488 shares of the Common Stock of Pacific Video Canada Ltd. and a third priority deed of trust against the building where the Company provides film processing and sound services.

     The Company has an outstanding real estate loan with Bank of America. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America of a $25,000 loan extension fee prior to December 31, 1998. The outstanding balance as of June 30, 1997 was $1,427,000.

     The Company's principal source of funds is cash generated by operations. On an annual basis, the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. Due to seasonal variations the Company experienced a cash shortfall in the second quarter of 1997 and anticipates a cash shortfall in the third quarter of 1997. The cash shortfall will be financed by the Loan Accommodation from CIT and the Short-Term Notes issued which are explained above.

     As of June 30, 1997, the Company had a working capital deficiency of approximately $3,600,000 and an accumulated deficit of approximately $15,300,000, respectively. In addition the Company sustained a net loss of approximately $1,603,000 for the six months ended June 30, 1997. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain financing, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

Part II -Other Information

Item 4.  Submission of Matters to a Vote of Security Holders


At the Company's Annual Meeting of Shareholders held on June 11, 1997, the following individuals were elected to the Boardof Directors:

                                             Votes For         Votes Withheld
         Emory M. Cohen                      5,470,531                99,600
         Cornelius P. McCarthy               5,478,067                92,064
         James R. Parks                      5,483,067                87,064
         Ronald Zimmerman                    5,480,531                89,600


The following proposal was approved at the Company's Annual Meeting:

                               Affirmative  Negative                Broker
                                  Votes       Votes   Abstentions  Non-Votes
Approval of the Company's
   1997 Stock Option Plan       2,224,150    162,500    564,710    1,636,271


Item 5.   Other Information - Certain Transactions

     During July, 1997 the company issued $1,000,000 of short term notes to 35 Lake Avenue a California partnership as explained in detail under Liquidity and Capital Resources on page 6. James R. Parks the Company's Chief Executive Officer is a partner in 35 Lake Avenue. Mr. Parks, is also a principal in the accounting firm of Parks, Palmer, Turner & Yemendjian (PPT&Y). PPT&Y has in the past provided, and currently provides, tax and management services to the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     Exhibit 10.18A      Offering Document for Short Term Installment (Fixed
                         Rate) Line of Credit Notes, Series 1997
                           dated July 17, 1997.
             10.18B Note for Short Term Installment (Fixed Rate) Line of Credit Notes, Series 1997 dated July 17, 1997.
             10.18C Warrant for Short Term Installment (Fixed Rate) Line of Credit Notes, Series 1997 dated July 17, 1997.
             10.18D Deed of Trust for Short Term Installment (Fixed Rate) Line of Credit Notes, Series 1997 dated July 17, 1997.
             10.18E Stock Pledge Agreement for Short Term Installment (Fixed Rate) Line of Credit Notes, Series 1997 dated July 17, 1997.
             10.18F Guaranty for Short Term Installment (Fixed Rate) Line of Credit Notes, Series 1997 dated July 17, 1997.
             10.19 Loan and Security Agreements with The CIT Group/Credit Finance, Inc., dated May 20, 1997.

(b) No reports on Form 8-K were filed during the second quarter covered by this report.

                                   Signatures



                         LASER-PACIFIC MEDIA CORPORATION


    Dated:  August 14, 1997         /s/James R. Parks
                                    James R. Parks
                                    Chairman of the Board
                                    and Chief Financial Officer






    Dated:  August 14, 1997        /s/Robert McClain
                                   Robert McClain
                                   Secretary and
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)