Form 10-Q/A
period 1997-06-30
LASER PACIFIC MEDIA CORPORATION
filed 1997-09-08
CIK 875738

Laser Pacific Media Corporation
809 Cahuenga Blvd
Hollywood, CA  90038

September 5, 1997

Securities and Exchange Commission
Washington, DC  20549

Re: Form 10-Q/A Enclosed for Period End 6/30/97


To whom it may concern;

This 10-Q/A is to amend Form 10-Q as originally filed.

On the Condensed Consolidated Statements of Operations (Unaudited), the operating costs for the Three Months Ended June 30, 1997 should be increased $1 to $5,081,012. This $1 increase affects the Gross loss value, increasing it $1 to $(291,943). The operating costs for the Six Months Ended June 30, 1997 should be increased $1 to $11,122,671.

On the Condensed Consolidated Statements of Cash Flows (Unaudited), under Cash flows from operating activities, the Depreciation and amortization amount for June 30, 1996 reported as $2,102,098 should be $2,589,800 and the amount reported for June 30, 1997 of $2,589,800 should be $2,102,098. The net cash provided by operating activities for June 30, 1996 reported as $2,112,655 should be $2,575,754 and the amount reported for June 30, 1997 of $2,575,755 should be $2,112,655. Under Cash flows from investing activities, the Purchases of property and equipment amount for June 30, 1996 reported as $(424,433) should be $(568,989) and the amount for June 30, 1997 reported as $(568,989) should be $(424,433). The Net decrease in cash for June 30, 1996 should be increased $1 to $(318,556) due to rounding.

These are tranposition and rounding amendments and do not affect other values.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

     Corrected Condensed Consolidated Statements of Operations . . . . . . .1
     Corrected Condensed Consolidated Statements of Cash Flows . . . . . . .2
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)


                                     Three Months Ended      Six Months Ended
                                         June 30,                 June 30,
                                     -----------------------------------------
                            ----------  ------------  -----------  ------------
                               1996         1997          1996         1997

Revenues . . . . . . . .    $4,939,816   $4,789,069   $12,462,720   $12,429,360
 . . . .
Operating costs. . . . .     5,609,016    5,081,012    11,766,033    11,122,671
                            ----------  ------------  -----------  ------------
  Gross profit (loss). .      (669,200)    (291,943)      696,687     1,306,689
Selling, general and administrative
  and other expenses . .     1,098,917    1,003,120     2,403,413     2,224,692
                            ----------  ------------  -----------  ------------
  (loss) from
   Operations. . . . . .    (1,768,117)  (1,295,063)   (1,706,726)     (918,003)
Interest expense . . . .       357,453      351,597       754,221       731,666
Other (income) . . . . .       (10,958)      (3,700)      (95,509)      (46,210)
                            ----------  ------------  ------------  -----------
  Net loss . . . . . . .   ($2,114,612) ($1,642,960)  $(2,365,438)  $(1,603,459)
                            ==========  ============  ============  ===========

Net loss per common and common
  equivalent shares. . .         $(.30)       $(.23)        $(.33)        $(.23)
                            ----------  ------------  ------------  -----------

Weighted average common and
common equivalent shares
outstanding. . . . . . .     7,068,172     7,128,172     7,068,172    7,128,172
                            ==========  ============  ============  ===========







     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                  Six Months Ended
                                                      June 30,
                                       ---------------- --- -----------------
                                       ----------------     -----------------
                                             1996                  1997
Cash flows from operating activities
  Net loss . . . . . . . . . . . . .     ($2,365,438)          ($1,603,459)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization.       2,589,800             2,102,098
      Write-off of obsolete property
    and equipment. . . . . . . . . .         226,681                   ---
      Provision for doubtful accounts
    receivable . . . . . . . . . . .         141,093               125,993
      Other. . . . . . . . . . . . .        (113,314)              (34,360)
      Change in assets and liabilities:
         (Increase) decrease in:
          Accounts receivable. . . .       5,299,309             1,976,695
          Inventory. . . . . . . . .          60,305                25,054
          Prepaid expenses and
        other current assets . . . .         (37,736)             (372,397)
          Other assets . . . . . . .        (260,177)              (60,417)
        Increase (decrease) in:
          Accounts payable and
        accrued expenses . . . . . .      (2,964,769)              (46,552)
                                        ----------------     -----------------
Net cash provided by operating
        activities . . . . . . . . .       2,575,754             2,112,655
                                        ----------------     -----------------

Cash flows from investing activities:
  Purchases of property and
        equipment . . . . . . . . . .       (568,989)             (424,433)
Net Procedds from disposal of
        property and equipment. . . .            ---                30,995
                                        ----------------     -----------------
Net cash used by investing activities       (568,989)             (393,438)
                                        ----------------     -----------------

Cash flows from financing activities :
  Proceeds borrowed under notes payable to bank
    and long-term debt. . . . . . . .      1,548,351               758,626
  Repayment of notes payable to bank
    and long-term debt. . . . . . . .     (4,300,461)           (2,289,724)
  Proceeds from issuance of common stock     426,789                   ---
                                        ----------------     -----------------
Net cash used by financing activities     (2,325,321)           (1,531,098)
                                        ----------------     -----------------

Net increase (decrease) in cash . . .       (318,556)              188,119
Cash at beginning of period . . . . .        812,990               283,082
                                        ----------------     -----------------
Cash at end of period . . . . . . . . .   $  494,434           $   471,201
                                        ================     =================

Supplementary disclosure of cash flow information:
  Cash paid during the period
   for interest . . . . . . . . . . . .     $658,952              $731,666
                                        ================     =================

     See accompanying notes to condensed consolidated financial statements.

                                   Signatures



                         LASER-PACIFIC MEDIA CORPORATION


    Dated:  September 5, 1997       /s/James R. Parks
                                    James R. Parks
                                    Chairman of the Board
                                    and Chief Financial Officer






    Dated:  September 5, 1997      /s/Robert McClain
                                   Robert McClain
                                   Secretary and
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)