Form 10-Q
period 1997-09-30
LASER PACIFIC MEDIA CORPORATION
filed 1997-11-14
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 1997
                                       OR
[   ]         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
             for the Transition Period from .......... to ..........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1997 was 7,128,172 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements. . . . . . . . . . . .  1

        Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . .  1
        Condensed Consolidated Statements of Operations. . . . . . . . . .  2
        Condensed Consolidated Statements of Cash Flows. . . . . . . . . .  3
        Notes to Condensed Consolidated Financial Statements . . . . . . .  4

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  5

Part II - Other Information

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                       (Audited)         (Unaudited)
                                      December 31,       September 30,
                                         1996                1997
                                      -----------         ----------

Assets
Current assets . . . . . . . . .       $5,278,786         $5,754,667
Net property and equipment . . .       17,233,085         16,668,908
Other assets . . . . . . . . . .          650,580            640,728

                                      ============       ============
                                      $23,162,451         $23,064,303
                                      ============       ============

Liabilities and Stockholders' Equity
Current liabilities. . . . . . .       $7,777,226          $8,956,363
Notes payable to bank and long-term
debt, less current installments.        7,958,554           8,390,850
Minority interest in
consolidated  subsidiary . . . .        1,325,893           1,323,485

Stockholders' equity: Common stock,
$.0001 par value. Authorized
25,000,000 shares;  issued  and
outstanding 7,128,172 shares at
December 31, 1996 and 7,128,172 shares
at September 30, 1997, respectively .         713                 713
Additional  paid-in  capital . .       19,753,690          19,772,440
Accumulated  deficit . . . . . .      (13,653,625)        (15,379,548)
                                     -------------       -------------
   Net stockholders' equity. . .        6,100,778           4,393,605
                                     -------------       -------------
                                      $23,162,451         $23,064,303
                                     =============       =============






     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)


                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                            ------------------         -----------------
                            ------------------         -----------------
                             1996        1997          1996         1997

Revenues . . . . . . . . .$7,275,799  $6,885,113   $19,738,519  $19,335,729
Operating costs. . . . . . 5,910,922   5,444,128    17,676,955   16,566,800
                          ----------  ----------   -----------  -----------
   Gross profit. . . . . . 1,364,877   1,440,985     2,061,564    2,768,929
Selling, general and
administrative and other
expenses . . . . . . . . .   947,253   1,125,037     3,350,666    3,349,729
                          ----------  ----------   -----------  -----------
     Income (loss) from
      operations . . . . .   417,624     315,948    (1,289,102)    (580,800)
Interest expense . . . . .   393,872     438,412     1,148,093    1,170,078
Other Income (expense) . .   (72,512)        ---        22,997       24,955
                          ----------  ----------   -----------  ------------
     Net loss. . . . . . .  ($48,760)  ($122,464)  $(2,414,198) $(1,725,923)
                          ==========  ==========   ===========  ============

Net loss per common and
common Equivalent shares .  $(.01)      $(.02)        $(.34)       $(.24)
                          ----------  ----------   -----------  ------------

Weighted average common
and common Equivalent
shares outstanding . . . . 7,068,172   7,128,172     7,068,172     7,128,172
                          ==========  ==========   ===========  ============








     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                             Nine Months Ended
                                                September 30,
                                    ---------------- --- -----------------
                                    ----------------     -----------------
                                          1996                  1997
Cash flows from operating activities
  Net loss . . . . . . . . . . . .    ($2,414,198)          ($1,725,923)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization .      3,790,769             3,180,473
   Write-off of obsolete property
   and equipment . . . . . . . . .        226,681                   ---
   Provision for doubtful
   accounts receivable . . . . . .        208,319               193,415
   Other . . . . . . . . . . . . .        (93,699)               (2,409)
   Change in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable. . . . .      2,925,584              (142,725)
      Inventory. . . . . . . . . .         54,778                41,624
      Prepaid expenses and other
      current assets . . . . . . .         14,869              (119,952)
      Other assets . . . . . . . .       (198,295)                9,853
   Increase (decrease) in:
      Accounts payable and
      accrued expenses . . . . . .     (2,366,293)             (161,551)
                                      ------------           -----------
Net cash provided by operating
activities . . . . . . . . . . . .      2,148,515             1,272,805
                                      ------------           -----------


Cash flows from investing activities:
  Purchases of property and
  equipment. . . . . . . . . . . .     (3,801,516)           (2,628,542)
  Net proceeds from disposal of
  property and equipment . . . . .            ---                30,995
                                      ------------           -----------
Net cash used by investing
activities . . . . . . . . . . . .     (3,801,516)           (2,597,547)
                                      ------------           -----------

Cash flows from financing activities :
  Proceeds borrowed under notes
  payable to bank and long-term
  debt . . . . . . . . . . . . . .      3,834,171             5,018,600
  Repayment of notes payable to
  bank and long-term debt. . . . .     (3,382,643)           (3,245,616)
  Proceeds from issuance of
  common stock . . . . . . . . . .        426,789                   ---
                                      ------------           -----------
Net cash from financing activities        878,317             1,772,984
                                      ------------           -----------

   Net increase (decrease) in cash       (774,684)              448,242
Cash at beginning of period. . . .        812,989               283,082
                                      ------------           -----------
Cash at end of period. . . . . . .    $    38,305             $ 731,324
                                      ============           ===========

Supplementary disclosure of cash flow information:
 Cash paid during the period for
 interest. . . . . . . . . . . . .     $1,148,098            $1,170,078
                                      ============           ===========

     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of September 30, 1997 and December 31, 1996, the consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1997. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally
disproportionate  to  revenues  because  selling,   general  and  administrative
expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     The company has a controlling financial interest (77%) in Pacific Video, Canada Ltd. ("PVC") and in accordance with generally accepted accounting principles has consolidated the accounts of PVC into these consolidated financial statements. The amount of minority interest at September 30, 1997 represents the 23% ownership of PVC's outstanding capital stock held by the minority stockholders of PVC.

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

(3) Income Taxes
     The Company did not provide for income taxes for the nine month period ending September 30, 1997 due to the operating loss incurred.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations

     Revenues for the nine months ended September 30, 1997 decreased to $19,336,000 from $19,739,000 for the same year-ago period, a decrease of $403,000 or 2.0%. The decrease in revenues is comprised of a decrease of $359,000 in Production Services, and a decrease of $53,000 in Film Production Services and an increase of $9,000 in Post Production Services. The Revenues for the nine months ended September 30, 1997 at the Company's U.S. facilities decreased $614,000 versus the year-ago period, while revenues from International Operations increased $211,000 versus the year-ago period.

     Revenues for the quarter ended September 30, 1997 decreased to $6,885,000 from $7,276,000 for the same year-ago period, a decrease of $391,000 or 5.4%. This decrease in revenues is comprised of a decrease of $216,000 in Production Services, a decrease of $171,000 in Film Production Services and a decrease of $4,000 in Post Production Services. The Revenues for the quarter ended September 30, 1997 at the Company's U.S. facilities decreased $521,000 versus the year-ago period, while revenues from International Operations increased $130,000 versus the year-ago period.

     For the nine months ended September 30, 1997 the Company recorded a gross profit of $2,769,000 compared with $2,062,000 for the same year ago period, an increase of $707,000 or 34.3%. Operating costs for nine months ended September 30, 1997 were $16,567,000 versus $17,677,000 for the year-ago period, a decrease of $1,110,000 or 6.3%. Operating costs, as a percentage of revenues for the nine months ended September 30, 1997 were 85.7% compared with 89.6% for the same year-ago period. The decrease in operating costs is primarily attributable to reduced depreciation expense of $611,000, lower direct material costs of $233,000 and lower labor cost of $119,000.

     For the quarter ended September 30, 1997 the Company recorded a gross profit of $1,441,000 compared to a gross profit of $1,365,000 for the same year ago period, an increase of $76,000 or 5.6%. Operating costs for quarter ended September 30, 1997 were $5,444,000 versus $5,911,000 for the year-ago period, a decrease of $467,000 or 7.9%. Operating costs, as a percentage of revenues for the quarter ended September 30, 1997 were 79.1% compared with 81.2% for the same year-ago period. The decrease in operating costs is primarily attributable to reduced depreciation expense of $123,000, lower direct material costs of $85,000 and lower labor cost of $99,000.

     Selling, general and administrative (S, G & A), and other expenses for the nine months ended September 30, 1997 were $3,350,000 as compared to $3,351,000 during the same year-ago period, a decrease of $1,000 or 0.0%. Selling, general and administrative (S G & A), and other expenses for the three months ended September 30, 1997 were $1,125,000 as compared to $947,000 during the same year-ago period, an increase of $178,000 or 18.8%.

     Interest expense for the nine months ended September 30, 1997 was $1,170,000 compared to $1,148,000 for the same year-ago period, an increase of $22,000 or 1.9%. Interest expense for the three months ended September 30, 1997 was $438,000 compared to $394,000 for the same year-ago period, an increase of $44,000 or 11.2%. The increase in interest expense primarily resulted from an increase in debt.

     Depreciation expense for the nine months ended September 30, 1997 was $3,180,000 compared to $3,791,000 for the same year-ago period, a decrease of $611,000 or 16.1%. Depreciation expense for the three months ended September 30, 1997 was $1,078,000 compared to $1,201,000 for the same year-ago period, a reduction of $123,000 or 10.2%. The depreciation expense for both the nine and three months ended September 30, 1997 was lower than for the same periods in 1996. The depreciation expense reductions were the result of the company acquiring less equipment than the amount of equipment that became fully depreciated during the nine and three months ended September 30, 1997. Also contributing to the difference in depreciation expense was the accelerated depreciation taken in 1996 on obsolete Spectra Edit systems.

Liquidity and Capital Resources

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). At September 30, 1997 $484,000 was available under the revolving loan agreement. The outstanding balance of the term loan was $3,791,000 at September 30, 1997. The term loan is payable in monthly installments of $106,000 plus interest at prime plus 2% through August 3, 2000. Principal payments are not required in June, July or August. Future principal payments may be increased to compensate for a significant reduction in the appraised value of the assets, which secure the loan. The revolving loan had an outstanding balance of $2,250,000 at September 30, 1997. It bears interest at prime plus 2%, which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years after maturity unless terminated as of August 3, 2000 or as of the end of any renewal period by either party upon at least 60 day written notice.

     During May, 1997 CIT Group/Credit Finance agreed to provide the Company with an additional Loan Accommodation of $600,000 subject to the same terms and conditions of the loan agreement. The Loan Accommodation was to be repaid in installments of $32,000 per week commencing August 4, 1997 and continuing weekly until repaid. The Loan Accommodation was paid in full as of October 30, 1997. The initial advance under the Loan Accommodation was $125,000. The remaining $475,000 was advanced in increments as the Company received cash under the short-term notes explained below. At September 30, 1997 the outstanding balance was $376,000.

     To fund a cash shortfall in the second and third quarters of 1997, the Company issued $1,000,000 of short-term Installment (Fixed Rate) Line of Credit Notes, Series 1997 to 35 Lake Avenue, a California limited partnership. James R. Parks, the Company's, Chief Executive Officer, is a partner in 35 Lake Avenue. The principal balance of each Note bears interest at the rate of fourteen percent (14%) per annum. The accrued interest on the outstanding principal is payable on September 30, 1997, December 31, 1997, January 30, 1998, February 28, 1998 and March 30, 1998. The outstanding principal balance is to be paid in three equal installments on January 30, 1998, February 28, 1998 and March 31, 1998. The Company granted 35 Lake Avenue warrants to purchase one (1) share of the Company's common stock at the exercise price of $1.00 per share, for each $4.00 of original principal amount of debt loaned. 250,000 warrants were issued. The warrants will expire two years from the date of grant. The Company's obligations under the Notes are secured by a pledge of 2,424,488 shares of the Common Stock of Pacific Video Canada Ltd. and a third deed of trust against the building where the Company provides film processing and sound services.

     The Company has an outstanding real estate loan with the Bank of America. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America of a $25,000 loan extension fee prior to December 31, 1998. The outstanding balance as of September 30, 1997 was $1,347,000.

     The Company's principal source of funds is cash generated by operations. As of September 30, 1997, the Company had a working capital deficiency of approximately $3,102,000 and an accumulated deficit of approximately $15,400,000. On an annual basis the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will not be sufficient to service existing debt. The Company experienced a cash shortfall in the second and third quarters of 1997. As explained above the cash shortfall was financed by a Loan Accomodation from CIT and the issuance of short-term Notes. The Company also anticipates the possibility of a cash shortfall in the first quarter of 1998 which is discussed in detail below. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain financing, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

     During the first quarter of 1998 the Company is required to repay the remaining $900,000 of short-term notes issued during July 1997. Cash generated from operations may not be sufficient to pay this obligation. $100,000 of the notes was repaid on October 30, 1997. The Company is currently negotiating with 35 Lake Avenue to extend the required principal payments until the fourth quarter of 1998. Additionally, the company will attempt to secure other sources of financing. Management is of the opinion that the company will reach an agreement with the lender to postpone principal payments or secure additional financing. There is no assurance that these uncertainties will be resolved.

     Forward looking statements and comments in this document relating to, among other things the prospects for the Company to achieve growth in sales, the ability to reduce overhead and ability to achieve positive operating results are necessarily subject to risks and uncertainties. These risks and uncertainties are significant in scope and nature, including risks related to competition, continuation of sales levels and in particular the risks related to the cost and availability of capital.

                                   Signatures


                                         LASER-PACIFIC MEDIA CORPORATION
                                                  (Registrant)



          Dated:  November 14, 1997             /s/James R. Parks
                                                 James R. Parks
                                             Chairman of the Board
                                            and Chief Executive Officer





          Dated:  November 14, 1997            /s/Robert McClain
                                                 Robert McClain
                                                 Secretary and
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)