Form 10-K
period 1997-12-31
LASER PACIFIC MEDIA CORPORATION
filed 1998-04-15
CIK 875738

UNITED STATES
                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   [Mark one]
  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 0-19407

                         LASER-PACIFIC MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                        95-3824617
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

               809 N. Cahuenga Blvd., Hollywood, California 90038
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1998 (based upon the closing price on the NASDAQ Small-Cap Market System on that date was $3,564,086).

Number of shares of Common Stock, $.0001 par value, outstanding as of March 31, 1998: 7,128,172.

DOCUMENTS INCORPORATED BY REFERENCE Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year Parts I and III

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

Item 1      Business                                                       1
Item 2      Properties                                                     4
Item 3      Legal Proceedings                                              4
Item 4      Submission of Matters to a Vote of Security Holders            4
Item 5 Market for Registrant's  Common Stock and Related Security
               Holder Matters                                              5
Item 6      Selected Financial Data                                        6
Item 7      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7
Item 8      Financial Statements and Supplementary Data                    10
Item 9      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         10
Item 10     Directors and Executive Officers of the Registrant             33
Item 11     Executive Compensation                                         33
Item 12     Security Ownership of Certain Beneficial Owner and
               Management                                                  33
Item 13     Certain Transactions                                           33
Item 14     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         34

                                                              PART I

ITEM 1.  BUSINESS

A.  General

     Laser-Pacific Media Corporation ("Laser-Pacific" or the "Company") primarily provides post-production services to producers of prime-time network television series and television movies made in North America. The Company believes it is a leading provider of these services. Through its Electronic LaboratoryTM , and other related operations the Company provides all technical aspects of processing picture and sound after principal photography has been completed, known as post-production. The Electronic LaboratoryTM , for which the Company received an Emmy award in 1989 for Outstanding Achievement in Engineering Development was the first facility specifically designed to apply electronic post-production technology to filmed television programs and its use has led to significant savings of time and money for producers. The Company believes that the Electronic LaboratoryTM , and the systems approach utilized in its development, differentiates the Company from other film and videotape post-production companies and has resulted in an industry model for merging video and film technologies.

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

     Both Laser-Pacific Media Corporation (formerly Spectra Image) and Pacific Video (which merged with the Company in September 1990) were organized in 1983. Spectra Image began by building its post-production service capability and facilities primarily focused on the post-production of filmed situation comedies (sitcoms) produced for prime-time network television. In addition, it began developing the Spectra System electronic editing system in 1985 and introduced it in late 1986. Pacific Video, targeting the post-production market for filmed dramatic television series, introduced the Electronic LaboratoryTM in 1985. Both Pacific Video and Spectra Image focused on the post-production of filmed television programs, as approximately 80% of prime-time network television series are shot on film as opposed to videotape. In addition, it was believed, and management still believes, that film will remain the medium of choice for these television programs because of viewer preference for the look of television programming shot on film and numerous other film advantages such as lower equipment cost, greater availability of skilled camera operators working on film and greater portability of film cameras. Beginning in the mid-1980's, management recognized that the Company could obtain a significant customer base and become the leader in the post-production of filmed prime-time network television programs by offering producers the speed and cost advantages of electronic post-production at a fully-integrated facility.

     In January 1988, Pacific Video acquired a 75% equity interest in Pacific Video Canada, Ltd., ("PVC"), formerly known as Tegra Industries, Inc., whose film processing and post-production facilities are located in Vancouver, Canada. Pacific Video sought a presence in the Vancouver market because an increasing number of television producers shooting programs in Canada intended for United States network television were having their post-production work performed in Canada. The Company's Vancouver presence has generated additional business for its Hollywood facilities. At the present time, the Company owns approximately 77% of the outstanding capital stock of PVC.

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

     Post production services with respect to filmed programming continue in the Company's Electronic LaboratoryTM where the Company performs all of the post-production services required after negative development of the film up to the delivery of high-quality duplicates of the final color-corrected videotape master for television broadcasting. The first step in the Electronic LaboratoryTM process is to transfer the developed negative images to videotape, a process called telecine, for subsequent electronic editing and processing. In addition, the magnetic tape containing the sound, which is recorded as the camera is capturing the images, is converted to digital information and transferred to digital audio cassette for synchronization to the negative. The digital audiotape is subsequently transferred onto a computer for sound editing and mixing. See "Sound Editing and Mixing" below.

     After completion of the film-to-tape transfer, the initial editing of the videotape is usually performed at the customers' premises by their employees on electronic editing machines rented from the Company or another manufacturer. This editing is typically called "offline editing" and the process is performed on lower-cost recordings, which are made from the high-quality videotapes created in the film-to-tape transfer. The offline editing uses a time-code-based computer control system to record all of the basic editing decisions.

     After the completion of the offline editing process, the resultant edit decision list is returned to the Company's facilities where the final "online editing" is completed. The goal of online editing is to produce a finished broadcast-quality videotape master, including all special optical effects, titles and credits. The online editing rooms are equipped with all of the broadcast-quality equipment needed to complete the visual elements of a television program, and as such these rooms are expensive to build and equip and result in a high hourly rental rate. The Company has four online editing rooms at its Hollywood facility, four in Burbank, and two in Canada.

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

     Feature Film Mastering. Utilizing the newly acquired Philips Data Cine film scanner, the company entered the Feature Film Mastering business in November of 1997. Feature Film mastering is the process in which a videotape master is created from film elements of a theatrical motion picture. Then the Company typically creates several versions of each film so that it can be used in the two common world standards - NTSC and PAL, as well as for the emerging digital television High Definition standard.

     Digital Graphics and Effects. Utilizing digital workstation technology, the Company creates and designs graphical elements, special effects, titles and other specialized work on television and motion pictures. The tools used have the capability of very high quality film resolution for combining and manipulation of images digitally.

     Digital Compression Services. Using SuperComputer and other digital media technology, the Company provides digital compression and other services which results in the creation of recordings that can be used in CD-ROM, digital file servers and Video-on Demand applications. The company also provides digital compression services for the new Digital Video Disc (DVD) format. In addition to compression, the company provides the services necessary to "author" DVD discs which entail the creation of a master element including disc navigation and interactivity, DVD menu design and formatting so that this element can be replicated onto DVD discs.

     Color Timing. Color timing is a post-production step, which is generally required on dramatic programs whether the program editing is done on film or videotape. The Company has designed and assembled a customized color timing system for final balance of color contrast and brightness which produces cost-effective color corrections on a basis significantly faster than the traditional film laboratory equivalent. At the present time, the Company has three rooms equipped with electronic color correction capabilities.

     Sound Editing and Mixing. Sound editing and mixing is one of the last steps in the post-production process. To be in a position to offer complete post-production services and facilities to its customers, the Company established Pacific Sound Services in September, 1989, which provides sound editing and mixing services for both television and theatrical motion picture producers. This is a unique all-digital, tapeless sound editing and mixing facility includes sound studios for the original recording of sound effects and dialogue and, for the final mixing of complex programs shot on film and for mixing videotaped programs, plus digital sound editing systems.

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

     A subsidiary of the Company, Pacific Film Laboratories, has four negative film developing machines with a capacity of approximately 210,000 feet of film per day. The filming of an average one-hour dramatic television show results in the exposure of approximately 5,000 to 6,000 feet of film daily. In addition, the facility has two positive developing machines, several negative-to-positive printers, preparation and color value machines and other support equipment necessary to perform the tasks required for high-quality film processing.

     Alpha Cine Service, PVC's processing laboratory division, has two negative film developing machines with a capacity of approximately 100,000 feet of film per day, In addition, the facility has one positive developing machine, several negative-to-positive printers, preparation and color value machines and other support equipment.

D. Production Services

     A subsidiary of the Company, PDS Video Productions, Inc., leases complete videotape production equipment to producers of television shows. The Company's three mobile studios are typically used to record multiple-camera sitcom shows and can be used in a studio or on location. The Company currently provides production service to shows such as "Kelly, Kelly" and "Wayan's Brothers."

E. Employees

     At December 31, 1997, the Company had approximately 235 employees (including employees of PVC). Many of the Company's employees are skilled technicians and the Company's future success will depend, in large part, on its ability to continue to attract, retain and motivate highly qualified persons.

     Approximately 30 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires in the year 2000 (which included a supplemental memorandum that expired in February 1998). The Company has never experienced a work stoppage, and considers its relations with its employees to be excellent.


F.    Competition

     The Company experiences competition in all phases of its business. Some of the Company's competitors have been in one or more of the same lines of business for a longer period of time, have established reputations and often have greater financial resources than the Company. Moreover, the Company does have a few competitors which are also fully integrated and offer a complete range of post-production services. The Company believes it is distinguished from its competition through the Electronic Laboratory, which combines proprietary technology and software with the Company's marketing and organizational approach to post-production. There can be no assurance that the Company will be able to maintain its competitive advantage as rapid technological change takes place.


ITEM 2.  PROPERTIES

     The Company owns a 29,000 square foot building located on a 39,000 square foot lot in Hollywood, California where its film processing and sound editing and mixing services are provided. In addition, the Company leases approximately 24,700 square feet in six buildings in Hollywood, California, which contains its executive offices and the balance of its Hollywood post-production facilities. Lease terms expire in 1998, with renewal options in most instances. The Company also leases approximately 23,000 square feet at two locations in Burbank, California on a month-to-month basis. The Company believes that its facilities are adequate for its operations as now conducted and for the foreseeable future. Pacific Video Canada owns an 11,000 square foot building in Vancouver where its processing services are located. In addition, PVC leases approximately 12,000 square feet which contains its post-production facilities.

     The Company believes that its facilities, some of which include the use of chemical products, substantially comply with all applicable environmental and other laws and regulations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company may have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
                MATTERS.

     The Company's Common Stock trades on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol LPAC.

                                                         High             Low
1996
     First Quarter                                    $1.125           $0.625
     Second Quarter                                   $2.50            $0.6875
     Third Quarter                                    $1.625           $0.5625
     Fourth Quarter                                   $1.4375          $0.625

1997
     First Quarter                                    $0.90625         $0.53125
     Second Quarter                                   $0.8125          $0.375
     Third Quarter                                    $0.50            $0.3125
     Fourth Quarter                                   $0.4375          $0.125

1998
     First Quarter                                    $0.98            $0.125


     The Company had 266 stockholders of record on April 1, 1998. This number does not include the several hundred stockholders holding their stock in street name. On April 1, 1998, 4,453,094 shares were held by CEDE & Company.

     The Company has never paid a cash dividend on its shares of Common Stock and currently intends to retain its earnings, if any, for use in its operations and the expansion of its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Agreement with the CIT Group prohibits the payment of cash dividends on its Common Stock without bank approval. The Company does not anticipate that the restriction on the payment of cash dividends will be eliminated in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years: (in thousands except for per share data.)

                                                   1993(1)        1994(1)            1995            1996             1997
Statement of Operations Data:
  Revenues                                         $30,064        $30,244         $28,693         $28,878          $28,291
  Operating expenses:
      Direct                                        20,862         17,545          18,022          18,847           18,343
      Depreciation and amortization                  6,464          5,295           4,983           5,318            4,207
      Loss on restructuring charge                   2,550              0               0               0                0
                                              -------------   ------------    ------------    ------------    -------------
                                                    29,876         22,840          23,005          24,165           22,550
                                              -------------   ------------    ------------    ------------    -------------
  Gross profit                                         188          7,404           5,688           4,713            5,741
  Selling, general and administrative                6,210          4,874           4,978           4,678            4,279
       expense
  Severance costs                                    1,770              0               0               0                0
  Write off property and equipment                   2,168              0               0             148                0
                                              -------------   ------------    ------------    ------------    -------------
  Income (loss) from operations                     (9,960)         2,530             710            (113)           1,461
  Interest expense                                  (1,949)        (1,891)         (1,813)         (1,563)          (1,563)
  Other income                                         105            103             404              42               41
  Minority interest income (loss                        51           (119)            (59)            (53)             (54)
  Income tax expense                                    55            142             291             165              232
                                              -------------   ------------    ------------    ------------    -------------
  Net income (loss) before litigation
      settlement                                   (11,808)            481         (1,049)         (1,852)            (347)
  Litigation settlement                                  0              0           3,209               0                0
                                              =============   ============    ============    ============    =============
  Net income (loss)                                (11,808)           481           2,160          (1,852)            (347)
                                              =============   ============    ============    ============    =============

  Basic net income (loss) before
      litigation settlement per share               ($1.84)         $0.07          ($0.16)         ($0.26)          ($0.05)

  Basic net income (loss) per share                 ($1.84)         $0.07           $0.33          ($0.26)          ($0.05)
                                              -------------   ------------    ------------    ------------    -------------

  Weighted average common
     shares outstanding                              6,418          6,493           6,568           7,061            7,128
                                              =============   ============    ============    ============    =============


Balance Sheet Data:

  Working capital (deficiency)                    ($13,951)       ($6,720)        ($2,099)         (2,498)          (2,332)
  Total assets                                      28,776         26,009          28,172          22,304           22,488
  Current installments of notes payable,
     notes payable to related parties, and
     and long-term debt                             13,235          7,746           6,521           5,278            5,894
  Long-term debt, excluding current
     installments                                    2,284          5,794           7,893           7,959            8,139
  Net stockholders' equity                           4,789          5,298           7,458           6,101            5,772


     (1) Certain prior year balances have been reclassified to conform with the current year's presentation.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1997 Compared to 1996

     Company revenues during 1997 were $28.3 million compared with $28.9 million in 1996, a decrease of $587,000 or 2.0%. The decrease in revenue is comprised primarily of a decrease in Film Production Services of $452,000, an increase of $272,000 in Post Production Services, and a decrease of $407,000 in Production Services. At our United States facilities revenues were down $703,000, a decrease of 3.0% and revenues from International operations increased $116,000 or 2.3%. The decline in revenues at our United States facilities was brought about by the continued decline in revenues associated with the use of the Spectra Edit System, decline in production services and our elimination of positive film services. These declines were offset by growth and significant increases in other services offered by the company such as Digital Compression, Special Effects and Graphics and Movie Mastering.

     Direct operating expenses excluding depreciation and amortization were $18.3 million in 1997 as compared with $18.8 million in 1996, a decrease of $504,000 or 2.7%. The decrease is the result of a decrease in the cost of materials and lower bad debt expense which were partially offset by an increase in health insurance costs and occupancy costs. The decrease in material cost is the result of the changing mix of services provided by the company which require lower material costs.

     Depreciation and amortization expense was $4.2 million for the year ended December 31, 1997, compared to $5.3 million for 1996, a decrease of $1,111,000 or 20.9% The decrease is the result of the Company purchasing less depreciable capital equipment in 1996 and 1997, than the amount of equipment that became fully depreciated during the same period.

     Consolidated gross profit was $5.7 million in 1997 as compared with $4.7 million in 1996, a $1,027,000 increase or 21.8%. The Company's consolidated total operating expenses for 1997 were $22.6 million, as compared with $24.2 million in 1996, a decrease of $1,615,000 or 6.7%. As a percentage of total revenues, total operating expenses were 79.7% in 1997 versus 83.7% in 1996. The increase in gross profit is due to the combined effects of decreased operating costs and decreased depreciation expense, offset by lower sales as explained above.

     The Company's selling, general and administrative (SG&A) expenses were $4.3 million during 1997 as compared to $4.8 million in 1996, a decrease of $547,000 or 11.3%. The decrease in SG&A is attributable to cost savings in many categories, including advertising, office supplies, accounting, legal, travel and promotions. The cost savings are attributable to the Company's emphasis in containing and reducing expenses. Also, there was a write-off of $148,000 in equipment in 1996 with no corresponding write-offs in 1997.

     In 1997, there was no provision for U.S. Federal Income Tax as a result of the net operating loss incurred. The Income Tax expense of $232,000 in 1997 was comprised of foreign income tax expense in the amount of $227,000 relating to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary in the amount of $462,000 and State income tax expense in the amount of $5,000 composed of the minimum Franchise tax.

     The Company had no significant change in interest expense in 1997, it was $1.6 million versus $1.6 million in 1996. Although the borrowing in 1997 was higher than 1996, the effective interest rate on the loans was lower.

     As a consequence of the above factors, the Company reported a net loss of $347,189 or a loss of $0.05 per share in 1997 versus a net loss of $1,852,550 or a loss of $0.26 per share in 1996.

     As of December 31, 1997, the Company has recorded net deferred tax assets of $5.6 million and a related valuation allowance of $5.6 million (see note 6 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company may not realize all of the benefits of these deductible differences.


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

     The Company's selling, general and administrative (SG&A) expenses were $4.7 million during 1996 as compared to $5.0 million in 1995, a decrease of $300,000 or 6.0%.

     Other income was $42,000 in 1996 versus $404,000 in 1995. The decrease is the result of the settlement of obligations with an equipment supplier during 1995 where the supplier provided the Company with equipment valued at $300,000.

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

     As of December 31, 1996, the Company has recorded net deferred tax assets of $5.6 million and a related valuation allowance of $5.6 million (see note 6 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company may not realize all of the benefits of these deductible differences.


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

Liquidity and Capital Resources

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of eligible equipment appraisal value) and $3.6 million under the revolving loan
(limited to 85% of eligible accounts receivable) and at March 31, 1998, $1,000,000 was available under the revolving loan. The outstanding balance of the term loan was $3,281,000 at December 31, 1997. It is payable in monthly installments of $106,000 plus interest at prime plus 2% through August 3, 2000. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $1,905,000 at December 31, 1997. It bears interest at prime plus 2%, which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2000 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

     The Company has an outstanding real estate loan with Bank of America which was amended February 29, 1996. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment to the Bank of America of a $25,000 loan extension fee prior to December 31, 1998. The outstanding balance as of December 31, 1997 was $1,294,000.

     In July 1997, the Company issued $1,000,000 of short-term Installment (Fixed Rate) Line of Credit Notes, Series 1997 to 35 Lake Avenue, a California limited partnership. James R. Parks, the Company's, Chief Executive Officer, is a partner in 35 Lake Avenue. The principal balance of the Notes bears interest at the rate of fourteen percent (14%) per annum. The accrued interest on the outstanding principal was payable on September 30, 1997, December 31, 1997, January 30, 1998, February 28, 1998 and March 30, 1998. The outstanding principal balance was to be paid in three equal installments on January 30, 1998, February 28, 1998 and March 31, 1998. The Company granted 35 Lake Avenue warrants to purchase one (1) share of the Company's common stock at the exercise price of $1.00 per share, for each $4.00 of original principal amount of debt loaned. 250,000 warrants were issued. The warrants originally expired two years from the date of grant. The Company's obligations under the Notes are secured by a pledge of 2,424,488 shares of the Common Stock of Pacific Video Canada Ltd. and a third deed of trust against the building where the Company provides film processing and sound services. In January 1998 35 Lake Avenue agreed to amend the terms of the short-term Installment Line of Credit Notes from March 30, 1998 until November 30, 1998. Under the amendment, principal payments reflect approximately $400,000 due in the first quarter of 1998, $200,000 due at the end of the third quarter of 1998 and remaining payments of $300,000 due throughout the fourth quarter of 1998. In consideration for the extension of the principal payments the expiration date of the warrants originally issued was extended for two additional years. At March 31, 1998 the outstanding principal balance on the notes was $500,000.

     The Company's principal source of funds is cash generated by operations. On an annual basis, the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. The Company is currently in negotiations with its principal lender to restructure its term loan to provide additional financing for the remainder of 1998. Additionally, the Company is attempting to secure other sources of financing and with the possibility of the sale of certain assets. Management is of the opinion that the Company will be able to meet its obligations on a timely basis and sustain operations by obtaining such additional financing or by selling assets, and eventually achieving profitable operations. There is no assurance that these uncertainties will be settled or that management's plan will be achieved.


Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and became effective for both interim and annual periods ending after December 15, 1997. All earnings per share amounts for all periods for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.. The Company does not anticipate that the adoption of Statement No. 128 will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. Statement No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt Statement No. 130 effective January 1, 1998. The Company does not anticipate that the adoption of Statement No. 130 will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Statement No. 131 supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." But retains the requirement to report information about major customers. The Company will adopt Statement No. 131 effective January 1, 1998. The Company does not anticipate that the adoption of Statement No. 131 will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

Year 2000

     The Company has reviewed its systems and communicated with all of its significant suppliers and equipment and software providers. All of the systems tested and the majority reviewed with third parties to date are year 2000 compliant. Year 2000 costs are not expected to have a material impact on the Company's operations.

Subsequent Events

     On April 10, 1998, the Company announced the sale of their 2,848,000 shares of Pacific Video Canada, Ltd. (PVC). When the sale is completed, the Company expects to realize cash consideration of approximately $3,900,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Page 11 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES




                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule






Consolidated Financial Statements:                                         Page

Independent Auditors' Report                                                12
Consolidated Balance Sheets - December 31, 1996 and 1997                    13
Consolidated Statements of Operations - Years Ended December - 31, 1995,
     1996 and 1997                                                          15
Consolidated Statements of Stockholders Equity - Years Ended
     December 31, 1995, 1996 and 1997                                       16
Consolidated Statements of Cash Flows - Years Ended December 31, 1995,
     1996 and 1997                                                          17
Notes to Consolidated Financial Statements                                  19

Consolidated Financial Statement Schedule - Valuation and Qualifying
Accounts - Years Ended December 31, 1995, 1996 and 1997                     32




     All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Laser-Pacific Media Corporation:


     We have audited the accompanying consolidated financial statements of Laser-Pacific Media Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP

Los Angeles, California
March 20, 1997

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1997






                          Assets                                     1996                1997
                                                               ------------------   ----------------
Current assets:
    Cash                                                     $        283,082              367,363

    Receivables (note 5):
      Trade                                                         4,854,214            5,303,582
      Other                                                           289,384              382,403
                                                               ------------------   ----------------
                                                                    5,143,598            5,685,985
      Less allowance for doubtful receivables                         810,130            1,087,058
                                                               ------------------   ----------------
                                                                    4,333,468            4,598,927
                                                               ------------------   ----------------

    Inventory (note 5)                                                325,073              300,532
    Prepaid expenses and other current assets                         337,163              455,999
                                                               ------------------   ----------------

              Total current assets                                  5,278,786            5,722,821
                                                               ------------------   ----------------

Property and equipment, at cost (notes 3 and 5)                    41,082,754           44,399,036
    Less accumulated depreciation and amortization                 24,708,192           28,204,538
                                                               ------------------   ----------------

              Net property and equipment                           16,374,562           16,194,498
                                                               ------------------   ----------------
Other assets, net                                                     650,580              570,472
                                                               ------------------   ----------------

                                                             $     22,303,928           22,487,791
                                                               ==================   ================

                                                                     (Continued)

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1997
                                   (Continued)


           Liabilities and Stockholders' Equity                      1996                 1997
                                                               ------------------   -----------------
Current liabilities:
    Current installments of notes payable to bank and       $
      long-term debt (note 5)                                       5,278,339            4,994,308
    Notes payable to related parties (note 4)                               0              900,000
    Accounts payable                                                1,150,661            1,028,381
    Accrued expenses                                                1,195,766              988,736
    Income taxes payable                                              152,460              143,545
                                                               ------------------   -----------------

              Total current liabilities                             7,777,226            8,054,970
                                                               ------------------   -----------------
Notes payable to bank and long-term debt, less current
    installments (note 5)                                           7,958,554            8,139,042

Minority interest (note 10)                                           467,370              521,440

Commitments and contingencies (notes 5 and 9)

Stockholders' equity (notes 7 and 8):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         0                    0
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,128,172 shares at
      December 31, 1996 and 1997                                          713                  713
    Additional paid-in capital                                     19,753,690           19,772,440
    Accumulated deficit                                           (13,653,625)         (14,000,814)
                                                               ------------------   -----------------

              Net stockholders' equity                              6,100,778            5,772,339
                                                               ------------------   -----------------

                                                            $      22,303,928           22,487,791
                                                               ==================   =================

See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 1995, 1996 and 1997


                                                            1995                 1996                  1997
                                                      ------------------   ------------------    ------------------

Revenues                                           $      28,693,047           28,878,422            28,290,924
                                                      ------------------   ------------------    ------------------
Operating expenses:
    Direct                                                18,022,097           18,847,361            18,343,474
    Depreciation and amortization                          4,983,001            5,317,862             4,206,915
                                                      ------------------   ------------------    ------------------

                                                          23,005,098           24,165,223            22,550,389
                                                      ------------------   ------------------    ------------------

           Gross profit                                    5,687,949            4,713,199             5,740,535

Selling, general and administrative expenses               4,977,824            4,826,155             4,279,026
                                                      ------------------   ------------------    ------------------

           Income  from operations                           710,125             (112,956)            1,461,509

Interest expense                                          (1,813,428)          (1,563,559)           (1,563,316)
Litigation settlement (note 11)                            3,208,830                    0                     0
Other income                                                 404,258               41,952                40,688
Minority interest in net  income of consolidated
    subsidiary (note 10)                                     (58,850)             (52,987)              (54,070)
                                                      ------------------   ------------------    ------------------

           Income (loss) before income taxes               2,450,935           (1,687,550)             (115,189)

Income tax expense                                           291,000              165,000               232,000
                                                      ------------------   ------------------    ------------------

           Net income (loss)                       $       2,159,935           (1,852,550)             (347,189)
                                                      ==================   ==================    ==================

Basic and diluted net income (loss) per share      $             .33                 (.26)                 (.05)

                                                      ==================   ==================    ==================


Weighted average shares outstanding                        6,568,172            7,061,061             7,128,172
                                                      ==================   ==================    ==================



See accompanying notes to consolidated financial statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1995, 1996, and 1997



                                                      Common Stock
                                        -----------------------------------
                                                                                 Additional                                Net
                                           Number of                              paid-in           Accumulated       stockholders'
                                            shares             Amount             capital             deficit            equity
                                        ----------------   ----------------   -----------------    ---------------   ---------------

   Balance at  December 31, 1994              6,568,172    $           657          19,258,746        (13,961,010)        5,298,393

   Net income                                         0                  0                   0          2,159,935         2,159,935
                                        ----------------   ----------------   -----------------    ---------------   ---------------

   Balance at  December 31, 1995              6,568,172                657          19,258,746        (11,801,075)        7,458,328

   Stock issuances and warrants                 560,000                 56             494,944                  0           495,000

   Net loss                                           0                  0                   0         (1,852,550)       (1,852,550)
                                        ----------------   ----------------   -----------------    ---------------   ---------------

   Balance at  December 31, 1996              7,128,172                713          19,753,690        (13,653,625)        6,100,778

   Warrant issuance                                   0                  0              18,750                  0            18,750

   Net loss                                           0                  0                   0           (347,189)         (347,189)
                                        ----------------   ----------------   -----------------    ---------------   ---------------

   Balance at December 31, 1997               7,128,172    $           713          19,772,440        (14,000,814)        5,772,339
                                        ================   ================   =================    ===============   ===============


See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1996 and 1997


                                                                         1995                1996               1997
                                                                    ----------------    -----------------   --------------

Cash flows from operating activities:
    Net income (loss)                                            $        2,159,935          (1,852,550)         (347,189)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization of property and
             equipment                                                    4,983,001           5,317,862         4,206,915
          Provision for doubtful accounts receivable                        539,000             447,354           279,848
          Write-off of property and equipment                                     0             148,569                 0
          Gain on Sale of plant, property and equipment                           0                   0           (27,670)
          Other                                                              71,751              76,334            32,057
          Change in assets and liabilities:
             (Increase) decrease in:
                Accounts receivable                                      (3,076,993)          3,045,103          (545,308)
                Inventory                                                    15,023              15,005            24,541
                Prepaid expenses and other current assets                     2,864              (3,943)         (118,836)
                Other assets                                                719,818              38,456            77,258
             Increase (decrease) in:
                Accounts payable                                         (2,257,842)             90,896          (122,280)
                Accrued expenses                                          1,662,804          (1,862,245)         (207,030)
                Accrued severance                                          (461,803)           (391,451)                0
                Deferred revenue                                              2,000            (160,123)                0
                Income taxes payable                                        318,616            (228,798)           (8,915)
                                                                    ----------------    -----------------   --------------

              Net cash provided by operating activities          $        4,678,174           4,680,469         3,243,391

                                                                    ----------------    -----------------   --------------

Cash flows from investing activities:
    Purchases of property and equipment                                  (2,114,185)         (4,470,045)       (3,989,513)
    Proceeds from disposal of property and equipment                         44,000              31,500            33,946
    Purchase of subsidiary common stock                                    (114,495)                  0                 0
                                                                    ----------------    -----------------   --------------

              Net cash used in investing activities              $       (2,184,680)         (4,438,545)       (3,955,567)
                                                                    ----------------    -----------------   --------------



                                                                    (Continued)

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued


                                                                         1995               1996                1997
                                                                    ----------------    --------------     ---------------

Cash flows from financing activities:
    Net (repayment) and proceeds of notes payable to bank
     and Long-term debt                                           $      (1,908,985)         (856,831)           (103,543)
    (Repayments) borrowings of notes payable to related
       Parties                                                              (55,000)         (320,000)            900,000
    Proceeds from stock issuance                                                  0           405,000                   0
                                                                    ----------------    --------------     ---------------

              Net cash provided by (used in)
                  financing activities                            $      (1,963,985)         (771,831)            796,457
                                                                    ----------------    --------------     ---------------

                       Net increase (decrease) in cash                      529,509          (529,907)             84,281


Cash at beginning of year                                                   283,480           812,989             283,082
                                                                    ----------------    --------------     ---------------

Cash at end of year                                              $          812,989           283,082             367,363
                                                                    ================    ==============     ===============

Supplementary disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                  $        1,800,000         1,600,000           1,600,000
       State income taxes                                                     1,200             1,200               1,200
                                                                    ================    ==============     ===============

Supplemental disclosure of noncash investing and financing activities:

     The Company purchased property and equipment of $1,722,000, $2,112,535 and $2,226,841 during 1995, 1996 and 1997, respectively, financed through capital lease obligations.

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

     In 1997, the Company issued 250,000 warrants in connection with the issuance of $1,000,000 in short-term notes to 35 Lake Avenue. Accordingly, such warrants were accounted for as debt issuance costs of $18,750 and will be amortized to interest expense over the term of the related credit facility.

See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1997





(1)    Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Laser-Pacific Media Corporation and subsidiaries (altogether, the Company). All significant inter-company accounts and transactions have been eliminated in consolidation.

     Liquidity

     The Company's financial statements for the year ended December 31, 1997 have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $347,189 for the year ended December 31, 1997 and as of December 31, 1997 had an accumulated deficit of $14,000,814, and a working capital deficiency of $2,332,149. The Company's working capital at December 31, 1997 plus other sources of revenue generated by operations may not be sufficient to meet its business objectives as presently structured. Therefore, management arranged financing with a related party lender to provide the Company with a lending commitment, in addition to pursuing other sources of financing, which will enable the Company to continue as a going concern through December 31, 1998.


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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)




     Income (Loss) per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces Accounting Principles Board Opinion (APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No.
15. The statement requires dual presentation on basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. All years presented have been restated to reflect basic and diluted net income (loss) per share. Stock options issued under the Company's Stock Option Plans were not included in the computation of diluted EPS because to do so would have been antidilutive.

     Revenue Recognition

     Revenues are recognized as services are performed.

     The Company had one significant customer in 1995, 1996 and 1997, which accounted for approximately 11%, 16% and 14% of revenues, respectively.

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

     Long-Lived Assets

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during 1995. This Statement requires that Long-Lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)




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

     Accounting for Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No.123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995, and 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS 130. As this statement only requires additional disclosure in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or result of operations. The Company expects to adopt SFAS No. 130 effective January 1, 1998.

     Disclosures about Segments of an Enterprise

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise. This statement, which establishes standards for reporting and disclosures of certain information about operating segments in complete sets of financial statements, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted.
Reclassifications of financial information for earlier periods presented for comparative purposes is required under SFAS No. 131 if it is practical to do so. The Company expects to adopt SFAS No. 131 effective January 1, 1998.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)





 (3)   Property and Equipment

       Property and equipment is comprised of the following:

                                                1996                 1997
                                         -----------------    ------------------

       Land                              $       1,135,123            1,237,690
       Buildings and improvements                4,226,630            4,330,064
       Technical equipment                      33,875,483           36,835,628
       Furniture and fixtures                      545,372              634,146
       Automobiles                                  39,283               25,092
       Leasehold improvements                    1,260,863            1,336,416
                                         -----------------    ------------------

                                         $      41,082,754           44,399,036
                                         =================    ==================


     The Company leases technical equipment under capital leases expiring through 2003. Equipment under capital leases aggregated $7,950,354 and
$7,199,619, and related accumulated amortization aggregated $2,024,833 and $1,537,697 at December 31, 1996 and 1997, respectively.

(4)  Notes Payable to Related Parties


     The Company has a note payable to a related party, 35 Lake Avenue, secured by a third Trust Deed on the land, buildings, and the capital stock of Pacific Video Canada, Ltd. (PVC), a majority-owned subsidiary of the Company. The note bears interest at 14%, with scheduled interest payments due on September 30, and December 31, 1997, January 30, February 28 and March 30, 1998. The principal payments are due in three equal installments at month-end for January through March 1998. The remaining outstanding balance at December 31, 1997 was $900,000.

     On January 28, 1998, the notes payable to a related party, 35 Lake Avenue, were amended extending the term of the notes from March 30, 1998 to November 30, 1998. Under the amendment, principal payments reflect approximately $400,000 due in the first quarter of 1998, $200,000 due at the end of the third quarter of 1998 and remaining payments of $300,000 due throughout the fourth quarter of 1998. Interest is payable monthly. Concurrent with the extension of the notes, the expiration date of the warrants issued in connection with the debt was extended for a two-year period.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)





        (5)       Notes Payable to Bank and Long-Term Debt

     Notes payable to bank and long-term debt are summarized as follows:

                                                                                       1996                  1997
                                                                                  ----------------      ---------------
       Advances under a $9,000,000 credit agreement, secured by eligible       $       1,672,926             1,905,610
           accounts receivable, inventory and property and equipment, as defined, bearing interest at the bank's prime rate (8.5% at
           December 31, 1997) plus 2.0%, expiring August 3, 2000, (1)

       Term notes payable to bank of up to $5,400,000 under the $9,000,000             4,320,894             3,281,210
           credit agreement, secured by eligible accounts receivable, inventory, and property and equipment, as defined, and guarantees of certain stockholders, payable in nine monthly installments per year of $106,000 plus interest at prime (8. 5% at December 31,
           1997) plus 2% through August 3, 2000 (1)

       Note payable to bank, secured by a first Trust Deed on land and                 1,507,490             1,294,154
           buildings, bearing interest at 11.71%, interest and principal payable in nine monthly installments per year of $26,667 through
           December 31, 1998.

       Term notes payable to bank, secured by certain property and equipment             508,941             1,510,313
           as defined, bearing interest at 8%, payable monthly, in arrears, with installments of $8,700 through March 31, 2004

       Capital lease obligations (note 9)                                              5,140,129             5,102,412
       Other                                                                              86,513                39,651
                                                                                  ----------------      ---------------
                                                                                      13,236,893            13,133,350

       Less current installments                                                       5,278,339             4,994,308
                                                                                  ----------------      ---------------

                                                                               $       7,958,554             8,139,042
                                                                                  ================      ===============


     (1) This agreement provides for a facility fee of $90,000 per year, to be paid by the Company on each anniversary of the closing.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1996 and 1997 (continued)




     The aggregate future maturities of notes payable to bank and long-term debt are summarized as follows:

       December 31:
           1998                      4,994,308
           1999                      3,576,240
           2000                      2,330,341
           2001                      1,257,032
           2002                        540,605
           Thereafter                  434,824
                                ------------------
                             $      13,133,350
                                ==================

 (6)   Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

       A summary of income tax expense is as follows:


                                 1995                 1996                1997
                      -----------------    -----------------    ----------------
Current:
 Federal            $          35,000                    0                    0
 State                         13,000                5,000                5,000
 Foreign                      348,000              166,000              204,000
                      -----------------    -----------------    ----------------
                              396,000              171,000              209,000
                      -----------------    -----------------    ----------------
Deferred:
 Federal                            0                    0                    0
 State                              0                    0                    0
 Foreign                     (105,000)              (6,000)              23,000
                      -----------------    -----------------    ----------------
                             (105,000)              (6,000)              23,000
                      -----------------    -----------------    ----------------

                    $         291,000              165,000              232,000
                      =================    =================    ================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)




     The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the U.S. Federal tax rate as follows:

                                               1995          1996         1997
                                           ----------  ------------  -----------
Federal income tax expense (benefit) at
       "expected rate"                     $ 833,000      (574,000)     (41,000)
(Utilization) expiration of net operating
           loss carryforward                (618,000)            0       54,000
 Deductile expenses                          580,000        58,000            0
 Other                                       (88,000)      (21,000)      19,000
 State taxes, net of Federal effect           13,000         2,000        4,000
 Impact of foreign taxation at different
  rates                                       43,000        35,000      150,000
 Minority interest                            20,000        24,000       18,000
 Valuation allowance for deferred tax
  assets                                    (492,000)      641,000       28,000
                                           ----------  ------------  -----------
                                           $ 291,000       165,000      232,000
                                           ==========  ============  ===========



     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1996 and 1997 is presented below:
                                                    1996                 1997
                                          -----------------    -----------------
Deferred tax assets and liabilities:
 Net operating loss carryforwards        $       5,378,000            5,334,000
 Income tax credit carryforwards                   773,000              803,000
 Vacation pay                                            0              135,000
 Reserve for bad debts                             231,000              349,000
 Property and equipment                           (786,000)            (997,000)
 Less valuation allowance                       (5,596,000)          (5,624,000)
                                          -----------------    -----------------
Net deferred tax assets                  $               0                    0
                                          =================    =================

     At December 31, 1997, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $14,800,000 and $4,800,000, respectively, which expire principally from 2004 through 2012. The Company also has approximately $240,000 and $500,000 of unused research and development tax credits and investment tax credit carryforwards, respectively, expiring through 2004.

                         LASER-PACIFIC MEDIA CORPORATION

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize all of the benefits of these deductible differences.


 (7)   Stockholders' Equity

     The Company has authorized 3,500,000 shares of $.0001 par value preferred stock, and designated 1,400,000 shares as Series A preferred stock. As of December 31, 1996 and 1997, no preferred stock was outstanding.

     Warrants to purchase 100,000 shares of common stock at amount approximating the closing bid price for the Company's common stock on the grant date of $0.563 per share are outstanding at December 31, 1996 and 1997. The warrants are exercisable through August 2004.

     Warrants to purchase 80,000 shares of common stock at $0.50, and 80,000 shares of common stock at $1.13, amounts that approximate the closing bid prices of the Company's common stock on grant date, were outstanding at December 31, 1996. The warrants for 80,000 shares of common stock at $0.50 expired on March 31, 1997. The warrants for the remaining 80,000 shares of common stock at $1.13 expire on August 31, 1998.

     In January 1996, in connection with the settlement of additional lease commitments related to the closure of its facilities the Company issued 500,000 shares of common stock valued at $.75 per share. In November 1996, the Company issued 60,000 shares of common stock valued at $0.50 to related parties in exchange for $30,000.

     In June 1996 the Company issued warrants to purchase 75,000 shares of common stock to its principal lender in connection with a loan renewal. The fair value of the warrants was determined in accordance with SFAS No. 123 and was recorded as debt issuance costs.

     In June 1997, the Company issued warrants to purchase 250,000 shares of common stock to a related party, 35 Lake Avenue, in connection with a short-term debt financing arrangement. The fair value of the warrants was determined using Black-Scholes option pricing model and was recorded as debt issuance. Subsequent to December 31, 1997, the expiration date of the warrants issued during 1997 was extended to July 2001.


(8)    Stock Option Plans and Other Option Grants

     The Company has four stock option plans (the Stock Option Plans) which provide for 1,115,029 of incentive or nonqualified stock options to officers, directors and key employees at prices equal to or greater than the fair market value at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest at date of grant. All options outstanding under the four plans are fully vested at December 31, 1997.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)

     Activity under the Plans for the years ended December 31, 1995, 1996 and 1997 follows:

                                  Shares         Weighted           Options
                                                 average          exercisable
                                                  price
                               -----------   ----------------   ----------------

Outstanding options at 12/31/94   373,908    $          4.12            373,908

Options issued                          0
Options exercised                       0
Options expired and terminated   (134,257)              4.72
                               -----------   ----------------   ----------------

Outstanding Options at 12/31/95   239,651               3.78            239,651

Options issued                          0
Options exercised                       0
Options expired and terminated    (40,915)              2.86
                               -----------   ----------------   ----------------

Outstanding Options at 12/31/96   198,736               3.97            198,736

Options issued                    459,400                .22
Options exercised                       0
Options expired and terminated    (40,220)              5.94
                               -----------   ----------------   ----------------

Outstanding Options at 12/31/97   617,916    $          1.05            617,916
                               ===========   ================   ================

     The following table summarizes information about options outstanding under the Plans at December 31, 1997:

                                     Outstanding Options
                 ---------------------------------------------------------------
                             Shares             Remaining             Weighted
                         outstanding and          weighted             average
                           exercisable            average            exercisable
                                               contractual             price
                                           life (in years)
                     -----------------    -----------------    -----------------
 Range of Exercisable prices:
  $0.22                    459,400                   10.00     $            .22
  $0.50                     30,000                    0.80                  .50
  $2.50                     67,781                    4.80                 2.50
  $5.16 to $12.00           60,735                     .08                 6.01
                     =================    =================    =================
Total                      617,916                    6.20     $           1.05
                     =================    =================    =================



     Under all plans, all options are exercisable and 40,600 shares remained available for future grant, at December 31, 1997.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)

     Activity of non-qualified stock options for the years ended December 31, 1995, 1996 and 1997 follows:

                                   Shares        Weighted             Options
                                               average price        exercisable
                                 ---------    --------------   -----------------
Outstanding options at 12/31/94    222,222    $         1.22           222,222

Options issued                     222,222              1.22
Options exercised                        0
Options expired and terminated    (222,222)             1.22
                                 ---------    --------------   -----------------

Outstanding Options at 12/31/95    222,222              1.22           222,222

Options issued                      20,000               .50
Options exercised                        0
Options expired and terminated           0
                                 ---------    --------------   -----------------

Outstanding Options at 12/31/96    242,222              1.16           242,222

Options issued                           0
Options exercised                        0
Options expired and terminated    (242,222)             1.16
                                 ---------    --------------   -----------------

Outstanding Options at 12/31/97          0    $            0                  0
                                 =========    ==============   =================



       Pro Forma Information

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation is recognized in the Company's financial statements.

     Pro Forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including employee and director shares issued under the Plan collectively called options) granted during fiscal years 1995, 1996 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:



                               1995                 1996                 1997
                     -----------------    -----------------    -----------------
Expected life (in years)         2.00                 3.00                10.00
Risk-free interest rate          5.22                 6.04                 5.87
Volatility                        .50                  .50                  .50
Dividend yield                   0.00                 0.00                 0.00
Fair value - grant date           .63                  .30                  .15

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been as indicated below:



                                      Year ended December 31
                  --------------------------------------------------------------
                            1995                  1996                  1997
                  -----------------    -------------------   -------------------
Net Income (loss):
 As reported      $       2,159,935           (1,852,550)             (347,189)
 Pro Forma                2,067,627           (1,858,550)             (416,100)
                  =================    ===================   ===================

Basic and diluted net income (loss) per share:
 As reported      $             .33                 (.26)                 (.05)
 Pro Forma                      .32                 (.26)                 (.06)
                  =================    ===================   ===================


     Pro Forma income reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Further, the effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income for future years.


 (9)   Commitments and Contingencies

       Leases

     The Company leases certain technical equipment under capital leases that expire through 2003.

     The Company also leases corporate offices, certain operating facilities and equipment under non-cancelable operating leases that expire through 2002.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)

     The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases, principally facility leases, are as follows:



                                           Capital leases      Operating leases
                                         ------------------   ------------------
  Year ending December 31:
   1998                                  $      1,838,962              229,164
   1999                                         1,535,995              172,089
   2000                                         1,389,989              164,408
   2001                                         1,008,964              148,344
   2002                                           526,913              145,245
   Thereafter                                      77,295
                                         ------------------   ------------------

Total minimum lease payments                    6,378,118    $         859,250
                                                              ==================
Less amount representing interest               1,275,706
                                         ------------------

Present value of minimum lease payments  $      5,102,412
                                         ==================


     Rent expense amounted to $1,127,162, $924,747 and $1,029,329 for the years ended December 31, 1995, 1996 and 1997, respectively.

Legal Matters

     The Company may have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

Employment Agreements

     The Company has employment agreements with certain officers that require written notices of termination ranging from one to five years.


(10)   Minority Interest in Subsidiary

     In January 1988, Pacific Video acquired a 75% equity interest in Pacific Video Canada, Ltd., ("PVC"), formerly known as Tegra Industries, Inc., whose film processing and post-production facilities are located in Vancouver, Canada. In 1990, PVC issued common stock to a third party in connection with a three-party licensing agreement with the Company. This reduced the Company's holdings to approximately 58% of the common shares outstanding. In December 1995, the Company purchased 350,000 additional shares of common stock of Pacific Video Canada Ltd. (PVC), in exchange for approximately $114,000, thereby increasing the Company's ownership of PVC from 58% to 72%. In May 1996, the Company converted a promissory note receivable and related accrued interest due from PVC totaling approximately $579,000 in exchange for 526,000 shares of common stock of Pacific Video, Inc. (PVC). This transaction increased the Company's ownership of PVC from 72% to 77%. The amounts in minority interest at December 31, 1997 represent the 23% ownership of PVC's outstanding capital stock held by the minority stockholders of PVC.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 1996 and 1997 (continued)


(11)   Litigation Settlement

     The Company was involved in a lawsuit against its former patent lawyer and insurance carrier in connection with prior settlements of lawsuits relating to the Company's patent for high-resolution transfer of images. This matter was settled during the year ended December 31, 1995 resulting in a net recovery of $3,208,830.


(12)   Business Segment Data

     The  following  table  shows  revenues,   operating   earnings  (loss)  and
identifiable assets by geographic segment for the years 1995, 1996 and 1997:

                            1995                 1996                   1997
                  ------------------   ------------------    -------------------
Revenues:
 U.S.             $      23,309,444           23,729,024            23,025,270
 International            5,383,603            5,149,398             5,265,654
                  ------------------   ------------------    -------------------
                  $      28,693,047           28,878,422            28,290,924
                  ==================   ==================    ===================
Operating earnings (loss):
 U.S.             $        (640,750)            (569,068)              747,150
 International            1,350,875              456,112               714,359
                  ------------------   ------------------    -------------------
                  $         710,125             (112,956)            1,461,509
                  ==================   ==================    ===================
Identifiable assets:
 U.S.             $      21,954,986           17,188,781            16,667,222
 International            6,217,233            5,115,147             5,820,569
                  ------------------   ------------------    -------------------
                  $      28,172,219           22,303,928            22,487,791
                  ==================   ==================    ===================


(13) Pension Plan

     The Company has a defined contribution Profit Sharing 401(k) Savings Plan that covers substantially all of its employees. The plan became effective on March 1, 1996. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service (IRS) limitations, by making voluntary contributions to the plan. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees.

     For the years ended December 31, 1996 and 1997 the Company did not contribute to the plan on behalf of its employees.

(14) Subsequent Events (Unaudited)

     On April 10, 1998, the Company announced the sale of their 2,848,000 shares of Pacific Video Canada, Ltd. (PVC). When the sale is completed, the Company expects to realize a cash consideration of approximately $3,900,000.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                                  Schedule II
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1996 and 1997




         Column A                    Column B                  Column C                 Column D                  Column E
----------------------------    --------------------      -------------------      --------------------     ---------------------
Description                          Balance at             Charged to costs           Deductions               Balance at end
                                     beginning of              and expenses           write-offs (1)              of period
                                        period
----------------------------    --------------------      -------------------      --------------------     ---------------------

Allowance for bad debts:
     1995                       $     687,000                   539,000                  (373,000)                 853,000
                                ====================      ===================      ====================     =====================

     1996                       $     853,000                   448,000                  (491,000)                 810,000
                                ====================      ===================      ====================     =====================

     1997                       $     810,000                   280,000                    (3,000)               1,087,000
                                ====================      ===================      ====================     =====================


(1) Uncollectible accounts written off, net of recoveries.

                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998.

Item 11.  EXECUTIVE COMPENSATION

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998.

ITEM 13.   CERTAIN TRANSACTIONS

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998.

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

10.17 Settlement Agreement between the Company and Gregory L. Biller dated March 31, 1996. (8)

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

(2) Previously filed on July 23, 1991, with the
Company's  Registration Statement on Form S-1 (File No. 33-41085)

(3) Previously filed on August 8, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)

(4) Previously filed on April 10, 1992 with the Company's Form 10-K.

(5) Previously filed on August 12, 1992 with the Company's Form 10-Q.

(6) Previously filed on May 13, 1994 with the Company's Form 10-Q.

(7) Previously filed on April 14, 1996 with the Company's Form 10-K.

(8) Previously filed on April 11, 1997 with the Company's Form 10-K.


(b)  Reports  on Form  8-K

     There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 10, 1997.

                         LASER-PACIFIC MEDIA CORPORATION


By: /s/ James R. Parks
Chairman of the Board and
Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                         Signature
                                                        Title Date

/s/ James R. Parks
James R. Parks                                                   April 10, 1998
Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen                                                   April 10, 1998
President, Chief Operating Officer and Director


/s/ Robert McClain
Robert McClain                                                   April 10, 1998
Vice President and Chief Financial Officer


/s/ Ronald Zimmerman
Ronald Zimmerman                                                 April 10, 1998
Director