Form 10-Q
period 1998-03-31
LASER PACIFIC MEDIA CORPORATION
filed 1998-05-18
CIK 875738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 1998
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 1998 was 7,128,172 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                            Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements                           3

      Condensed Consolidated Balance Sheets                                   3
      Condensed Consolidated Statements of Operations                         4
      Condensed Consolidated Statements of Cash Flows                         5
      Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                 9

Part II - Other Information

    Signatures                                                               11

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                                       (Audited)         (Unaudited)
                                                                                      December 31,         March 31
                                                                                          1997               1998
                                                                                     ---------------     --------------

Assets
Current assets                                                                   $
   Cash                                                                                     367,363            193,728
   Receivables net of Allowance for Doubtful Accounts                                     4,598,927          3,760,545
   Other current Assets                                                                     756,531            702,420
                                                                                     ---------------     --------------
     Total Current Assets                                                                 5,772,821          4,656,693
Net property and equipment                                                               16,194,498         16,254,649
Other assets                                                                                570,472            524,088

                                                                                     ===============     ==============
                                                                                     ===============     ==============
   Total Assets                                                                  $       22,487,791         21,435,430
                                                                                     ===============     ==============

Liabilities and Stockholders' Equity
Current liabilities
   Current installments of notes payable to bank and long-term debt                       4,994,308          4,659,424
   Other current liabilities                                                              3,060,662          2,557,942
                                                                                     ---------------     --------------
     Total Current Liabilities                                                            8,054,970          7,217,366
Notes payable to bank and long-term debt, less current installments                       8,139,042          7,353,634
Minority interest in consolidated subsidiary                                                521,440            536,795

Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and
   outstanding 7,128,172 shares at December 31, 1997 and March 31, 1998,                        713                713
Additional paid-in capital                                                               19,772,440         19,772,440
Accumulated deficit                                                                    (14,000,814)       (13,445,518)
                                                                                     ---------------     --------------
                                                                                     ---------------     --------------
   Net stockholders' equity                                                               5,772,339          6,327,635
                                                                                     ---------------     --------------
                                                                                  $      22,487,791         21,435,430
                                                                                     ===============     ==============




     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                         1997                1998
                                                                                    ---------------    -----------------

     Revenues                                                                  $         7,661,547            8,051,851
     Operating costs                                                                     6,041,660            5,927,686
                                                                                    ===============    =================
           Gross profit                                                                  1,619,887            2,124,165
     Selling, general and administrative
         and other expenses                                                              1,221,572            1,201,341
                                                                                    ===============    =================
           Income from operations                                                          398,315              922,824
     Interest expense                                                                      380,069              377,322
     Other Income                                                                         (21,255)              (9,794)
                                                                                    ===============    =================
                                                                                    ===============    =================
           Net income                                                          $            39,501              555,296
                                                                                    ===============    =================


     Earning Per Share
         Net Income per basic share                                              $            0.01                 0.08
                                                                                    ===============    =================

         Net Income per diluted share                                                         0.01                 0.07
                                                                                    ===============    =================

     Weighted average shares outstanding (basic)                                         7,128,172            7,128,172
                                                                                    ===============    =================

     Weighted average shares outstanding (diluted)                                       7,145,301            7,411,229
                                                                                    ===============    =================



   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------------
                                                                                  1997                   1998
                                                                           -------------------    -------------------
      Cash flows from operating activities
        Net income                                                     $               39,501                555,296
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                           1,069,313              1,024,498
            Gain on sale of Property and equipment                                   (26,074)               (41,671)
            Provision for doubtful accounts receivable                                 74,549                 66,971
            Change in assets and liabilities:
               (Increase) decrease in:
                Accounts receivable                                                    85,591                439,604
                Inventory                                                             (5,241)                    558
                Prepaid expenses and other current assets                           (106,988)                 53,919
                Other assets                                                         (10,462)                 83,278
              Increase (decrease) in:
                Accounts payable and accrued expenses                                 107,520                412,051
                                                                           ===================    ===================
      Net cash provided by operating activities                                     1,227,709              2,594,504
                                                                           ===================    ===================

      Cash flows from investing activities:
        Purchases of property and equipment                                         (260,115)              (775,700)
        Net proceeds from disposal of property and equipment                           24,575                 46,457
                                                                           ===================    ===================
                Net cash used in investing activities                               (235,540)              (729,243)
                                                                           ===================    ===================

      Cash flows from financing activities :
        Net (repayment) proceeds of notes payable to bank and                     (1,000,567)            (1,638,896)
        long-       term debt
        (Repayments) borrowing of notes payable to related parties                                         (400,000)
                                                                           ===================    ===================
                Net cash used in financing activities                             (1,000,567)            (2,038,896)
                                                                           ===================    ===================

                Net (decrease) in cash                                                (8,398)              (173,635)
      Cash at beginning of period                                                     283,082                367,363
                                                                           -------------------    -------------------
      Cash at end of period                                            $              274,684                193,728
                                                                           ===================    ===================

      Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                       $              379,682                377,322
                                                                           ===================    ===================


     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of March 31, 1998 and December 31, 1997; the results of operations for the three month periods ended March 31, 1997 and 1998; and the statements of cash flows for the three month periods ended March 31, 1997 and 1998. Included in the Condensed Consolidated Financial Statements is the activity of the Company's consolidated subsidiary, Pacific Video Canada, Ltd. ("PVC"). PVC's fiscal year ends October 31, therefore, the amounts included in the consolidated balance sheets are as of January 31, 1998 and October 31, 1997, and the results of operations include the three month periods ended January 31, 1998 and 1997. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

(2)      Income per Share

     Net income per basic and diluted shares are based upon the weighted average number of common shares outstanding. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the closing stock price on March 31, 1998.

(3)      Income Taxes

     At March 31, 1998, federal income tax expense of $10,000 and state income tax expense of $6,000 was recognized after the application of net operating loss carry forwards. Income tax expense for the quarter ended March 31, 1998 was computed using the estimated effective tax rate to apply for 1998 after considering the impact of net operating loss carryforwards. Also included was foreign income tax expense of US$ 16,227 relating to Canadian income.


(4)      Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of Basic EPS and Diluted EPS:

                                                                                           Three Months ended
                                                                                        3/31/97               3/31/98
     Net Earnings                                                               $        39,501               555,296

     Shares:
     Weighted Average Common Shares                                                   7,128,172             7,128,172
     Dilutive Stock Options and Warrants                                                130,000               489,400
     Dilutive Potential Common Shares                                                 7,145,301             7,411,229

     Earnings Per Share:
     Basic                                                                      $          0.01                  0.08
     Diluted                                                                               0.01                  0.07

                        LASER-PACIFIC MEDIA CORPORATION

                                   (Unaudited)
(5)      Subsequent Events

     On April 9, 1998, the Company entered into a Lock-Up Agreement with Command Post and Transfer Corporation to sell its 2,424,488 shares of Pacific Video Canada, Ltd. (PVC). The Company expects to realize cash consideration of approximately $3,800,000. The Company anticipates the sale will be concluded on May 15, 1998.

     The balance sheet and statement of operations of Pacific Video Canada, Ltd. presented below reflect the amounts attributable to PVC which are included in the condensed consolidated financial statements of Laser-Pacific Media Corp.

                           PACIFIC VIDEO CANADA, Ltd.
                            Condensed Balance Sheets

                                                                                                    January 31, 1998
                                                                                               ---------------------------
          Assets
             Current Assets                                                               $                     1,096,862
             Capital Assets                                                                                     4,098,687
                                                                                               ===========================
               Total Assets                                                                                     5,195,549
                                                                                               ===========================

          Liabilities
             Current Liabilities                                                                                1,273,118
             Long Term Debt and other liabilities                                                               1,618,588
          Equity
             Share Capital                                                                                      1,735,126
             Retained Earnings                                                                                    568,717
                                                                                               ===========================
               Total Liabilities & Equity                                                 $                     5,195,549
                                                                                               ===========================

                         LASER-PACIFIC MEDIA CORPORATION

        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

(5)      Subsequent Events (cont.)

                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                                                                   Three Months Ended
                                                                                                    January 31, 1998
                                                                                               ---------------------------

          Sales                                                                            $                    1,249,905
          Direct expenses                                                                                         906,982
                                                                                               ===========================
                   Gross Profit                                                                                   342,923

          SG&A expenses                                                                                           273,111
                                                                                               ===========================
                   Earnings from Operations                                                                        69,812

          Interest and Other expenses                                                                              34,538
                                                                                               ===========================
                   Earnings before income taxes                                                                    35,274

          Income taxes                                                                                             16,226
                                                                                               ===========================
                   Net earnings                                                            $                       19,048
                                                                                               ===========================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations

     Revenues for the quarter ended March 31, 1998 increased to $8,052,000 from $7,662,000 for the same year-ago period, an increase of $390,000 or 5.1%. This increase in revenue is comprised of an increase in Post Production Services of $507,000, offset by a decrease in Film Production Services of $112,000 and a decrease in Production Services of $5,000. The increase in revenues from Post Production Services is attributable to increased demand for the Company's Digital Compression Services including DVD, and revenues from Feature Film Mastering business, a service the Company began offering in November 1997. The decrease in revenues from Film Production Services is the result of the elimination of our positive film services in 1997.

     Operating costs in the first quarter of 1998 declined $114,000 or 1.89%, from $6,042,000 in the first quarter of 1997 to $5,928,000 in the first quarter of 1998. Operating costs as a percentage of revenues for the quarter ended March 31, 1998 were 73.6% compared with 78.9% for the year ago-period. The decline in operating cost is primarily the result of lower depreciation expense and a decrease in processing costs.

     For the quarter ended March 31, 1998, the Company recorded a gross profit of $2,124,000 compared to a gross profit of $1,620,000 for the same year-ago period, an increase of $504,000 or 31.1%. The increased profit is attributable to the increase in revenues and the decline in operating expenses as explained above.

     Selling, general and administrative (SG&A) and other expenses for the quarter ended March 31, 1998 were $1,201,000 compared to $1,222,000 during the same year-ago period, a decrease of $21,000 or 1.7%.

     Interest expense for the quarter ended March 31, 1998 was unchanged at $377,000 compared to $380,000 for the same year-ago period.


Liquidity and Capital Resources

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance with a maturity date of August 3, 2000. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 85% of the eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). At March 31, 1998 $1,016,122 was available under the revolving loan agreement. The outstanding balance of the term loan was $2,876,882 at March 31, 1998. The term loan is payable in monthly installments of $106,000 plus interest at prime plus 2% through August 3, 2000. Principal payments are not required in June, July or August. Future principal payments may be increased to compensate for a significant reduction in the appraised value of the assets, which secure the loan. The revolving loan had an outstanding balance of $1,266,000 at March 31, 1998. It bears interest at prime plus 2%, which is payable monthly. The loan contains automatic renewal provisions for successive terms of two years after maturity unless terminated as of August 3, 2000, or as of the end of any renewal period by either party upon at least 60 day written notice.

     The Company has an outstanding real estate loan with Bank of America. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment, to Bank of America, of a $25,000 loan extension fee prior to December 31, 1998. The outstanding balance as of March 31, 1998 was $1,187,486.

In July 1997, the Company  issued  $1,000,000 of short-term  Installment  (Fixed
Rate) Line of Credit Notes, Series 1997 to 35 Lake Avenue, a California limited partnership. James R. Parks, the Company's, Chief Executive Officer, is a partner in 35 Lake Avenue. The principal balance of the Notes bears interest at the rate of fourteen percent (14%) per annum. The accrued interest on the outstanding principal was payable on September 30, 1997, December 31, 1997, January 30, 1998, February 28, 1998 and March 30, 1998. The outstanding principal balance was to be paid in three equal installments on January 30, 1998, February 28, 1998 and March 31, 1998. The Company granted 35 Lake Avenue warrants to purchase one (1) share of the Company's common stock at the exercise price of $1.00 per share, for each $4.00 of original principal amount of debt loaned. 250,000 warrants were issued. The warrants originally expired two years from the date of grant. The Company's obligations under the Notes are secured by a pledge of 2,424,488 shares of the Common Stock of Pacific Video Canada Ltd. and a third deed of trust against the building where the Company provides film processing and sound services. In January, 1998 35 Lake Avenue agreed to amend the terms of the short-term Installment Line of Credit Notes from March 30, 1998 until November 30, 1998. Under the amendment, principal payments reflect approximately $400,000 due in the first quarter of 1998, $200,000 due at the end of the third quarter of 1998 and remaining payments of $300,000 due throughout the fourth quarter of 1998. In consideration for the extension of the principal payments, the expiration date of the warrants originally issued was extended for two additional years. At March 31, 1998, the outstanding principal balance on the notes was $500,000.

The Company's principal source of funds is cash generated by operations. On an annual basis, the Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. Additionally, the Company will receive approximately 3,800,000 in additional funding in the 2nd Quarter of 1998 from the sale of the Company's stock ownership of Pacific Video Canada Ltd. This additional funding will be used to retire debt and to fund the upgrading of the Company's plant and equipment.

Forward looking statements and comments in this document relating to, among other things, the prospects for the Company to achieve growth in sales, the ability to reduce overhead, and ability to achieve positive operating results, are necessarily subject to risks and uncertainties. These risks and uncertainties are significant in scope and nature, including risks related to competition, continuation of sales levels and in particular the risks related to the cost and availability of capital.

Item 1.  Submissions of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of 1998.

Item 2.  Exhibits and Reports on Form 8-K

     None

                                  Signatures



                         LASER-PACIFIC MEDIA CORPORATION

                                  (Registrant)


Dated: May 15, 1998                          /s/James R. Parks
                                                James R. Parks

                                                Chairman of the Board
                                                and Chief Executive Officer





Dated: May 15, 1998                          /s/Robert McClain
                                                Robert McClain

                                              Secretary and
                                                Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)