Form 10-Q
period 1998-06-30
LASER PACIFIC MEDIA CORPORATION
filed 1998-08-13
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 1998
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

                         Commission File Number 0-19407

                         LASER-PACIFIC MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware 95-3824617
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                              809 N. Cahuenga Blvd.
                           Hollywood, California 90038
                                 (323) 462-6266
     (Address, including zip code and telephone number, including area code of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1998 was 7,157,872 shares of Common Stock, $.0001 par value.


                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements                          3

      Condensed Consolidated Balance Sheets                                  3
      Condensed Consolidated Statements of Operations                        4
      Condensed Consolidated Statements of Cash Flows                        5
      Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                9

Part II - Other Information

Item 3.  Submission of Matters to a Vote of Security Holders                 11

Item 4.  Exhibits and Reports on Form 8-K                                    11

      Signatures                                                             12



                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                                                                    Audited              (Unaudited)
                                                                                  December 31,           June 30
                                                                                      1997                1998
                                                                                 ----------------    ----------------


Assets
Current assets                                                                    $    5,722,821           4,178,248
Net property and equipment                                                            16,194,498          11,761,029
Other assets                                                                             570,472             311,996

                                                                                 ================    ================
                                                                                 ================    ================
                                                                                      22,487,791          16,251,273
                                                                                 ================    ================

Liabilities and Stockholders' Equity
Current liabilities                                                                    8,054,970           3,982,623
Notes payable to bank and long-term debt, less current installments                    8,139,042           5,879,864
Minority Interest                                                                        521,440                 ---

Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and
   outstanding 7,128,172 shares at December 31, 1997 and 7,157,872 at June                   713                 716
   30, 1998.
Additional paid-in capital                                                            19,772,440          19,778,971
Accumulated deficit                                                                 (14,000,814)        (13,390,901)
                                                                                 ----------------    ----------------
   Net stockholders' equity                                                            5,772,339           6,388,786
                                                                                 ================    ================
                                                                                   $  22,487,791          16,251,273
                                                                                 ================    ================






   See accompanying notes to the condensed consolidated financial statements.



                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)




                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30                              June 30
                                                             ----------------------------------    --------------------------------
                                                                 1997               1998               1997               1998
                                                             --------------    ----------------    --------------     -------------

Revenues                                                 $       4,789,069           6,576,480        12,429,360        14,628,331
Operating costs                                                  5,081,011           5,686,161        11,122,671        11,613,847
                                                             --------------    ----------------    --------------     -------------
      Gross profit                                               (291,942)             890,319         1,306,689         3,014,484
Selling, general and administrative
    and other expenses                                           1,003,120           1,309,546         2,224,692         2,510,887
                                                             --------------    ----------------    --------------     -------------
      Income (loss) from operations                            (1,295,063)           (419,227)         (918,003)           503,597

Gain on sale of subsidiary, net of applicable taxes                                    874,578                             874,578
Interest expense                                                   351,597             352,431           731,666           729,753
Other Income (expense)                                               3,700               6,242            46,210            16,036
                                                             --------------    ----------------    --------------     -------------
      Income before income taxes                               (1,642,960)             109,162       (1,603,459)           664,458

Provision for income taxes                                               -              54,544                 -            54,544

                                                             ==============    ================    ==============     =============
      Net income (loss)                                  $     (1,642,960)              54,618       (1,603,459)           609,914
                                                             ==============    ================    ==============     =============

Net Income (loss) Per Share
       Basic Net Income                                             (0.23)                0.01            (0.23)              0.09
                                                             --------------    ----------------    --------------     -------------

       Diluted Net Income                                           (0.23)                0.01            (0.23)              0.08
                                                             --------------    ----------------    --------------     -------------

Weighted average shares outstanding (basic)                      7,128,172           7,157,872         7,128,172         7,157,872
                                                             ==============    ================    ==============     =============

Weighted average shares outstanding (diluted)                    7,128,172           7,592,178         7,128,172         7,592,178
                                                             ==============    ================    ==============     =============


     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Six Month ended June 30
                                                                                      ------------------------------------
                                                                                           1997                 1998
                                                                                      ---------------      ---------------
      Cash flows from operating activities
        Net income (loss)                                                                (1,603,459)              609,914
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
             Depreciation and amortization                                                 2,102,098            1,563,860
             Gain on sale of subsidiary                                                          ---            (874,578)
             Gain on sale of Property and equipment                                          125,993             (46,957)
             Provision for doubtful accounts receivable                                     (34,360)              115,742
             Other                                                                               ---                  810
             Change in assets and liabilities:
                (Increase) decrease in:
                   Accounts receivable                                                     1,976,695            1,723,997
                   Inventory                                                                  25,054               27,937
                   Prepaid expenses and other current assets                               (372,397)             (28,251)
                   Other assets                                                             (60,417)               75,476
                Increase (decrease) in:
                   Accounts payable and accrued expenses                                    (46,552)              285,633
                                                                                      ===============      ===============
                       Net cash provided by operating activities                           2,112,655            3,453,583
                                                                                      ===============      ===============

      Cash flows from investing activities:
             Purchases of property and equipment                                           (424,433)          (1,454,204)
             Net proceeds from disposal of property and equipment                             30,995               46,957
             Net effect of sale of subsidiary                                                    ---            3,402,091
                                                                                      ---------------      ---------------
                       Net cash (used in) provided by investing activities                 (393,438)            1,994,844
                                                                                      ===============      ===============

      Cash flows from financing activities :
             Proceeds borrowed under notes payable to bank and long-term debt                758,626                  ---
             Net (repayment) proceeds of notes payable to bank and long- term debt       (2,289,724)          (3,351,252)
             (Repayments) borrowing of notes payable to related parties                          ---            (900,000)
             Proceeds from issuance of common stock                                              ---                6,534
                                                                                      ===============      ===============
                       Net cash (used in) financing activities                           (1,531,098)          (4,224,718)
                                                                                      ===============      ===============

                       Net increase in cash                                                  118,119            1,203,709
      Cash at beginning of period                                                            283,082              367,363
                                                                                      ---------------      ---------------
      Cash at end of period                                                                  471,201            1,571,072
                                                                                      ===============      ===============

      Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                                             731,666              729,753
                                                                                      ===============      ===============

     See accompanying notes to condensed consolidated financial statements.





                         LASER-PACIFIC MEDIA CORPORATION

                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1)  Basis of Presentation

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation (the Company) and its subsidiaries as of June 30, 1998 and December 31, 1997; the results of operations for the three and six month periods ended June 30, 1997 and 1998; and the statements of cash flows for the six month periods ended June 30, 1997 and 1998. Included in the Condensed Consolidated Financial Statements is the activity of the Company's consolidated subsidiary, Pacific Video Canada, Ltd. ("PVC"). On May 15, 1998 the Company sold all of its investment in PVC. Accordingly, revenue and expense of PVC through May 15, 1998 is included in the results of operations for the three and six month periods ended June 30, 1998. The assets and liabilities of PVC are included in the Condensed Consolidated Balance Sheets at December 31, 1997 and excluded from the Condensed Consolidated Balance Sheets at June 30, 1998. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

 (2)     Income Taxes

     The provision for income tax expense for the three and six months ended June 30, 1998 was $54,500, which represents foreign income tax expense relating to Canadian income. At June 30, 1998, federal income tax expense of $19,700 and state income tax expense of $5,600 related to the sale of the subsidiary (see
Note 4) were offset against the gain on the sale of subsidiary. Income tax expense for the quarter ended June 30 1998 was computed using the estimated effective tax rate to apply for 1998 after considering the impact of net operating loss carry-forwards.

(3)   Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS 130. As this statement only requires additional disclosure in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or result of operations. The Company has adopted SFAS No. 130 effective January 1, 1998 and its adoption has not had any impact on the Company's consolidated financial position or results of operations.

(4)   Disclosures about Segments of an Enterprise

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise." This statement, which establishes standards for reporting and disclosures of certain information about operating segments in complete sets of financial statements, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted.
Reclassifications of financial information for earlier periods presented for comparative purposes is required under SFAS No. 131 if it is practical to do so. The Company has adopted SFAS No. 130 effective January 1, 1998 and its adoption has not had any impact on the Company's consolidated financial position or results of operations.

                         LASER-PACIFIC MEDIA CORPORATION

        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

(5)      Earnings per share

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

                                                                      Three Months ended                  Six Months ended
                                                                      6/30/97          6/30/98          6/30/97           6/30/98
Numerator for basic and diluted per share computations:
    Net income (loss) available to common shareholders        $   (1,642,960)           54,618      (1,603,459)           609,914
                                                                 =============     ============    =============     =============

Denominator:
  Shares used for basic per share computations
    weighted average shares outstanding                             7,128,172        7,157,872        7,128,172         7,157,872
    Effect of dilutive securities - stock options & warrants               --          434,306               --           434 306
    Shares used for dilutive per share computations                 7,128,172        7,592,178        7,128,172         7,592,178

Net income (loss) per share:
Basic                                                         $        (0.23)             0.01           (0.23)              0.09
Diluted                                                                (0.23)             0.01           (0.23)              0.08


(6)      Sale of Subsidiary

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,810,000 and a gain on sale of $874,000, net of applicable taxes.

     The balance sheet of PVC presented below reflects the amounts attributable to PVC, on a gross basis, which are included in the condensed consolidated financial statements of the Company, as of December 31, 1997. The Company owned approx. 77% of the outstanding shares of PVC as of December 31, 1997 and May 15, 1998.


                         LASER-PACIFIC MEDIA CORPORATION

        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


(6)   Sale of Subsidiary (cont.)

                           PACIFIC VIDEO CANADA, Ltd.
                             Condensed Balance Sheet

                                                                        Included as of
                                                                      December 31, 1997              (1) April 30, 1998
          Assets
             Current Assets                                      $               1,496,757                       1,225,429
             Capital Assets                                                      4,020,572                       4,052,391
                                                                    =======================        ========================
               Total Assets                                                      5,517,329                       5,277,820
                                                                    =======================        ========================

          Liabilities
             Current Liabilities                                                 1,264,224                       1,395,072
             Long Term Debt and other liabilities                                1,985,991                       1,576,666
          Equity
             Share Capital                                                       1,722,072                       1,706,996
             Retained Earnings                                                     545,042                         599,086
                                                                    =======================        ========================
               Total Liabilities & Equity                        $               5,517,329                       5,277,820
                                                                    =======================        ========================

     (1) The balance sheet of PVC as of April 30, 1998 is included as it was the last interim balance sheet available prior to the sale, and materially represents the value of the assets underlying the stock of PVC sold.


     The statement of operations of PVC presented below reflects the amounts attributable to PVC, which are included in the condensed consolidated financial statements of the Company, as of the three and six month periods ended June 30, 1998.


                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                                         3 Months ended                6 Months ended
                                                                         June 30, 1998                  June 30, 1998
                                                                   ---------------------------     ------------------------

          Sales                                                                     1,645,067  $                 2,894,972
          Direct expenses                                                           1,172,840                    2,079,822
                                                                   ---------------------------     ------------------------
                   Gross Profit                                                       472,228                      815,151

          SG&A expenses                                                               333,146                      606,257
                                                                   ---------------------------     ------------------------
                   Earnings from Operations                                           139,081                      208,893

          Interest and Other expenses                                                  36,628                       71,166
                                                                   ---------------------------     ------------------------
                   Earnings before income taxes                                       102,453                      137,727

          Income taxes                                                                 38,318                       54,544
                                                                   ===========================     ========================
                   Net earnings                                                        64,135  $                    83,183
                                                                   ===========================     ========================


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations

     Revenues for the six months ended June 30, 1998 increased to $14,628,000 from $12,429,000 for the same year-ago period, an increase of $2,199,000 or 17.7%. The increase in revenues is comprised of an increase of $39,000 in Production Services, and an increase of $184,000 in Film Production Services and an increase of $1,976,000 in Post Production Services. The Revenues for the six months ended June 30, 1998 at the Company's U.S. facilities increased $1,497,000 versus the year-ago period, while revenues from International Operations increased $702,000 versus the year-ago period. The increase in revenues from Post-Production Services is primarily attributable to increased demand for the Company's digital compression services including digital video disc and additional revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from Compression Services and the additional revenue from Film Mastering amounted to $968,000 for the period. Although revenue from Film Production Services has increased, the increase was offset by the impact of the elimination of positive film services in 1997. The Company's Canadian subsidiary PVC was sold on May 15, 1998. In accordance with Generally Accepted Accounting Principles, the Canadian revenues through May 15, 1998 have been included in the revenue for the period.

     Revenues for the quarter ended June 30, 1998 increased to $6,576,000 from $4,789,000 for the same year-ago period, an increase of $1,787,000 or 37%. This increase in revenues is comprised of an increase of $43,000 in Production Services, an increase of $296,000 in Film Production Services and an increase of $1,469,000 in Post Production Services. The Revenues for the quarter ended June 30, 1998 at the Company's U.S. facilities increased $1,132,000 versus the year-ago period, while revenues from International Operations increased $676,000 versus the year-ago period. The increase in revenues from Post-Production Services is primarily attributable to increased demand for the Company's digital compression services including digital video disc and revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from Compression Services and the additional revenue from Film Mastering amounted to $602,000 for the period. Although revenue from Film Production Services has increased, this increase was offset by the impact of the elimination of positive film services in 1997. The Company's Canadian subsidiary PVC was sold on May 15, 1998.

     For the six months ended June 30, 1998, the Company recorded a gross profit of $3,014,000 compared with $1,307,000 for the same year ago period, an increase of $1,707,000 or 131%. Operating costs for the six months ended June 30, 1998 were $11,614,000 versus $11,123,000 for the year-ago period, an increase of $491,000 or 4.4%. Operating costs, as a percentage of revenues for the six months ended June 30, 1998 were 79.4% compared with 89.5% for the same year-ago period. The increase in operating costs is attributable primarily to an increase in direct material costs of $162,000 and an increase in labor costs of $463,000, which are a result of the increased level of sales. These increases were partially offset by a reduction in depreciation expense of $193,000. In accordance with Generally Accepted Accounting Principles, the Canadian revenue and expenses for PVC through May 15, 1998 have been included for the period.

     For the quarter ended June 30, 1998 the Company recorded a gross profit of $890,000 compared to a loss of $292,000 for the same year ago period, an increase of $1,182,000 or 404%. Operating costs for quarter ended June 30, 1998 were $5,686,000 versus $5,081,000 for the year-ago period, an increase of $605,000 or 11.9%. Operating costs, as a percentage of revenues for the six months ended June 30, 1998 were 86.5% compared with 106.61 for the same year-ago period. The increase in operating costs is primarily attributable to an increase in direct material costs of $138,000 and an increase in labor costs of 456,000, which are a result of the increased level of sales. These increases were partially offset by a reduction in depreciation expense of $148,000.

     Selling, general and administrative (S, G & A), and other expenses for the six months ended June 30, 1998 were $2,511,000 as compared to $2,225,000 during the same year-ago period, an increase of $286,000 or 12.8%. The increase is primarily attributable to an increase in advertising and promotion, and higher audit, appraisal and loan costs. SG&A and other expenses for the three months ended June 30, 1998 were $1,309,000 as compared to $1,003,000 during the same year-ago period, an increase of $306,000 or 30.5%. The increase is primarily attributable to an increase in advertising and promotion, and higher audit, appraisal and loan costs.

     Interest expense for the six months ended June 30, 1998 was $730,000 compared to $732,000 for the same year-ago period, a decrease of $2,000 or 0.2%. Interest expense for the three months ended June 30, 1998 was $352,000 compared to $351,000 for the same year-ago period, a decrease of $1,000 or 0.2%. The change in interest expense is the result of higher borrowing at our Canadian facility and lower borrowing at our U.S. facilities. Total U.S. debt was reduced significantly after May15, 1998 with the proceeds from the sale of PVC.

     Depreciation expense for the six months ended June 30, 1998 was $1,924,000 compared to $2,102,000 for the same year-ago period, a decrease of $178,000 or 8.5%. Depreciation expense for the three months ended June 30, 1998 was $1,076,000 compared to $1,209,000 for the same year-ago period, a reduction of $133,000 or 11.0%. The depreciation expense for both the six and three months ended June 30, 1998 was lower than for the same periods in 1997. The depreciation expense reductions were the result of the company acquiring less equipment than the amount of equipment that became fully depreciated during the six and three months ended June 30, 1998.


Liquidity and Capital Resources

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance, which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 100% of the appraisal value of eligible equipment) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). At June 30, 1998 $1,311,000 was available under the revolving loan agreement. The revolving loan had an outstanding balance of $24,000 at June 30, 1998. It bears interest at prime plus 1 1/2%, which is payable monthly. The outstanding balance of the term loan was $2,663,000 at June 30, 1998. The term loan is payable in monthly installments of $60,000 plus interest at a fixed annual rate of 10.5% through August 3, 2001. Principal payments are not required in June, July or August. Future principal payments may be increased if additional amounts are borrowed under the term facility. The loan agreement contains automatic renewal provisions for successive terms of two years after maturity unless terminated as of August 3, 2001, or as of the end of any renewal period by either party upon at least 60 days written notice.

     The Company has an outstanding real estate loan with Bank of America. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment, to Bank of America, of a $25,000 loan extension fee prior to December 31, 1998. The outstanding loan balance as of June 30, 1998 was $1,188,000. The company anticipates extending the loan agreement prior to December 31, 1998.

     The $1,000,000 of short-term Installment (Fixed Rate) Line of Credit Notes issued to 35 Lake Avenue, a California limited partnership in July 1997, were paid in full as of May 15, 1998. James R. Parks, the Company's, Chief Executive Officer, is a partner in 35 Lake Avenue.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt. The Company received approximately $3,810,000 in the 2nd Quarter of 1998 from the sale of the Company's stock ownership of PVC. This additional funding was used to retire debt and to fund the upgrading of the Company's plant and equipment.

     Forward-looking statements and comments in this press release are made pursuant to the Safe-Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements relating to, among other things, the prospect for the Company to continue to achieve growth in sales, the ability to reduce overhead and the ability to achieve positive operating results are necessarily subject to risks and uncertainties, some of which are significant in scope and nature, including risks related to competition, availability of capital and continuation of sales levels. These risks and uncertainties are significant in scope and nature, including risks related to competition, continuation of sales levels and the risks related to the cost and availability of capital.



Year 2000

     The Company has reviewed its systems and communicated with all of its significant suppliers and equipment and software providers. All of the systems tested and the majority reviewed with third parties to date are year 2000 compliant. Year 2000 costs are not expected to have a material impact on the Company's operations. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

Item 1.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on June 19, 1998, the following individuals were elected to the Board of Directors.


                        Emory M. Cohen
                        Cornelius P. McCarthy III
                        James R. Parks
                        Ronald Zimmerman


Item 2.  Exhibits and Reports on Form 8-K


     (a) Form 8-K filed on June 1, 1998, relating to the sale of the Company's majority interest in the shares of Pacific Video Canada, Ltd.



                                   Signatures



                         LASER-PACIFIC MEDIA CORPORATION

         (Registrant)


          Dated:  August 13, 1998                   /s/James R. Parks
                                                    Chairman of the Board
                                                    and Chief Executive Officer





           Dated:  August 13, 1998                  /s/Robert McClain
                                                    Secretary and
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)