Form 10-Q
period 1998-09-30
LASER PACIFIC MEDIA CORPORATION
filed 1998-10-30
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 1998
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of October 1, 1998 was 7,184,172 shares of Common Stock, $.0001 par value.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements                           3

      Condensed Consolidated Balance Sheets                                   3
      Condensed Consolidated Statements of Operations                         4
      Condensed Consolidated Statements of Cash Flows                         5
      Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial Condition           9
    and Results of Operations

Part II - Other Information

Item 3.  Submission of Matters to a Vote of Security Holders                 11

Item 4.  Exhibits and Reports on Form 8-K                                    11

      Signatures                                                             12

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                               Audited (Unaudited)

                                                                                  December 31,        September 30
                                                                                      1997                1998
                                                                                 ----------------    ----------------


Assets
Current assets                                                                    $    5,722,821           5,117,534
Net property and equipment                                                            16,194,498          13,665,514
Other assets                                                                             570,472             418,427

                                                                                 ---------------     ----------------
                                                                                      22,487,791          19,201,475
                                                                                 ================    ================

Liabilities and Stockholders' Equity
Current liabilities                                                                    8,054,970           4,428,563
Notes payable to bank and long-term debt, less current installments                    8,139,042           8,259,204
Minority Interest                                                                        521,440                   0

Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and
   Outstanding 7,128,172 shares at December 31, 1997 and                                     713                 718
                       7,184,172 shares at September 30, 1998.
Additional paid-in capital                                                            19,772,440          19,784,755
Accumulated deficit                                                                 (14,000,814)        (13,271,765)
                                                                                 ----------------    ----------------
   Net stockholders' equity                                                            5,772,339           6,513,708
                                                                                 ----------------    ----------------
                                                                                   $  22,487,791          19,201,475
                                                                                 ================    ================






   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)




                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30                         September 30
                                                             ----------------------------------    --------------------------------
                                                                 1997               1998               1997               1998
                                                             --------------    ----------------    --------------     -------------

Revenues                                                 $       6,885,113           6,579,393        19,335,729        21,207,725
Operating costs                                                  5,444,128           5,121,127        16,566,800        16,734,974
                                                             --------------    ----------------    --------------     -------------
      Gross profit                                               1,440,985           1,458,266         2,768,929         4,472,751
Selling, general and administrative
    and other expenses                                           1,125,037           1,064,316         3,349,729         3,575,203
                                                             --------------    ----------------    --------------     -------------
      Income (loss) from operations                                315,948             393,950         (580,800)           897,547

Interest expense                                                   438,412             298,223         1,170,078         1,027,975
Other Income (expense)                                                 ---              23,406            24,955            39,441
Gain on sale of Subsidiary                                                                 ---                             874,578
                                                             --------------    ----------------    --------------     -------------
      Income before income taxes                                 (122,464)             119,133       (1,725,923)           783,591

Provision for income taxes                                             ---                 ---               ---            54,544

                                                             --------------    ----------------    --------------     -------------
      Net income (loss)                                  $       (122,464)             119,133       (1,725,923)           729,047
                                                             ==============    ================    ==============     =============

Net Income (loss) Per Share
       Basic                                                        (0.02)                0.02            (0.24)              0.10
                                                             --------------    ----------------    --------------     -------------

       Diluted                                                      (0.02)                0.02            (0.24)              0.10
                                                             --------------    ----------------    --------------     -------------

Weighted average shares outstanding (basic)                      7,128,172           7,184,172         7,128,172         7,184,172
                                                             ==============    ================    ==============     =============

Weighted average shares outstanding (diluted)                    7,128,172           7,539,830         7,128,172         7,539,830
                                                             ==============    ================    ==============     =============


     See accompanying notes to condensed consolidated financial statements.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Nine Month ended September 30
                                                                                      ------------------------------------
                                                                                           1997                 1998
                                                                                      ---------------      ---------------
      Cash flows from operating activities
        Net income (loss)                                                                (1,725,923)              729,047
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
             Depreciation and amortization                                                 3,180,473            2,399,901
             Gain on sale of subsidiary                                                          ---            (874,578)
             Gain on sale of Property and equipment                                              ---             (63,185)
             Provision for doubtful accounts receivable                                      193,415               79,120
             Other                                                                           (2,409)                  811
             Change in assets and liabilities:
                (Increase) decrease in:
                   Accounts receivable                                                     (142,725)            (585,908)
                   Inventory                                                                  41,624               36,912
                   Prepaid expenses and other current assets                               (119,952)            (137,309)
                   Other assets                                                                9,853             (30,955)
                Increase (decrease) in:
                   Accounts payable and accrued expenses                                   (161,551)              554,090
                                                                                      ---------------      ---------------
                       Net cash provided by operating activities                           1,272,805            2,107,947
                                                                                      ===============      ===============

      Cash flows from investing activities:
             Purchases of property and equipment                                         (2,628,542)          (4,196,002)
             Net proceeds from disposal of property and equipment                             30,995               64,458
             Net effect of sale of subsidiary                                                    ---            3,402,091
                                                                                      ---------------      ---------------
                       Net cash (used in) investing activities                           (2,597,547)            (729,453)
                                                                                      ===============      ===============

      Cash flows from financing activities :
             Proceeds borrowed under notes payable to bank and long-term debt              5,018,600            2,122,844
             Net (repayment) proceeds of notes payable to bank and long- term debt       (3,245,616)          (2,917,273)
             (Repayments) borrowing of notes payable to related parties                          ---            (900,000)
             Proceeds from issuance of common stock                                              ---               12,320
                                                                                      ---------------      ---------------
                       Net cash provided by (used in) financing activities                 1,772,984          (1,682,109)
                                                                                      ===============      ===============

                       Net increase (decrease) in cash                                       448,242            (303,615)
      Cash at beginning of period                                                            283,082              367,363
                                                                                      ---------------      ---------------
      Cash at end of period                                                                  731,324               63,748
                                                                                      ===============      ===============

      Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                                           1,170,000            1,028,000
                                                                                      ===============      ===============

     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of
Laser-Pacific Media Corporation (the Company) and its subsidiaries as of September 30, 1998; the results of operations for the three and nine month periods ended September 30, 1997 and 1998; and the statements of cash flows for the nine month periods ended September 30, 1997 and 1998. Included in the
Condensed Consolidated Financial Statements is the activity of the Company's consolidated subsidiary, Pacific Video Canada, Ltd. ("PVC"). On May 15, 1998 the Company sold all of its investment in PVC. Accordingly, revenue and expense of PVC through May 15, 1998 is included in the results of operations for the nine month period ended September 30, 1998 but are excluded from the results of operations for the three months ended September 30, 1998. The assets and liabilities of PVC are included in the Condensed Consolidated Balance Sheets at December 31, 1997 and excluded from the Condensed Consolidated Balance Sheets at September 30, 1998. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally
disproportionate  to  revenues  because  selling,   general  and  administrative
expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

 (2)     Income Taxes

     The provision for income tax expense for the nine months ended September 30, 1998 was $54,000, which represents the foreign income tax expense relating to Canadian income. Federal income tax expense of $19,700 and state income tax expense of $5,600 related to the sale of the subsidiary (see Note 6) were offset against the gain on the sale of subsidiary. Income tax expense for the nine months ended September 30 1998 was computed using the estimated effective tax rate to apply for 1998 after considering the impact of net operating loss carry-forwards. The estimated effective tax rate is subject to ongoing review and evaluation by management.

(3)   Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS 130. As this statement only requires additional disclosure in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company has adopted SFAS No. 130 effective January 1, 1998 and its adoption has not had any impact on the Company's consolidated financial position or results of operations.

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


                                                                      Three Months ended                 Nine Months ended
                                                                      9/30/97          9/30/98          9/30/97           9/30/98
Numerator for basic and diluted per share computations:
  Net income (loss) available to common shareholders          $     (122,464)          119,133      (1,725,923)           729,047
                                                                 =============     ============    =============     =============

Denominator:
  Shares used for basic per share computations
     weighted average shares outstanding                            7,128,172        7,184,172        7,128,172         7,184,172
  Effect of dilutive securities - stock options & warrants                             355,658                            355,658
                                                                   -----------     ------------      -----------     -------------
     Shares used for dilutive per share computations                7,128,172        7,539,830        7,128,172         7,539,830

Net income (loss) per share:
     Basic                                                    $        (0.02)             0.02           (0.24)              0.10
     Diluted                                                           (0.02)             0.02           (0.24)              0.10


(6)      Sale of Subsidiary

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,810,000 and a gain on sale of $874,000, net of applicable taxes.

     The balance sheet of PVC presented below reflects the amounts attributable to PVC, on a gross basis, which are included in the condensed consolidated financial statements of the Company, as of December 31, 1997. The Company owned approx. 77% of the outstanding shares of PVC as of December 31, 1997 and April 30, 1998.

                         LASER-PACIFIC MEDIA CORPORATION

                                   (Unaudited)


(6)   Sale of Subsidiary (cont.)
                           PACIFIC VIDEO CANADA, Ltd.
                             Condensed Balance Sheet

                                                                        Included as of
                                                                      December 31, 1997              (1) April 30, 1998
          Assets
             Current Assets                                      $               1,496,757                       1,225,429
             Capital Assets                                                      4,020,572                       4,052,391
                                                                    -----------------------        ------------------------
               Total Assets                                                      5,517,329                       5,277,820
                                                                    =======================        ========================

          Liabilities
             Current Liabilities                                                 1,264,224                       1,395,072
             Long Term Debt and other liabilities                                1,985,991                       1,576,666
          Equity
             Share Capital                                                       1,722,072                       1,706,996
             Retained Earnings                                                     545,042                         599,086
                                                                    -----------------------        ------------------------
               Total Liabilities & Equity                        $               5,517,329                       5,277,820
                                                                    =======================        ========================

     (1) The balance sheet of PVC as of April 30, 1998 is included as it was the last interim balance sheet available prior to the sale, and materially represents the value of the assets underlying the stock of PVC sold.


     The statement of operations for PVC presented below reflects the amounts attributable to PVC, which are included in the condensed consolidated financial statements of the Company, as of the nine month period ended September 30, 1998, but are not reflected in the quarter ended September 30, 1998.


                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                                                           9 Months ended
                                                                                         September 30, 1998
                                                                                      --------------------------

          Sales                                                                   $                   2,894,972
          Direct expenses                                                                             2,079,822
                                                                                      --------------------------
                   Gross Profit                                                                         815,151

          SG&A expenses                                                                                 606,257
                                                                                      --------------------------
                   Earnings from Operations                                                             208,893

          Interest and Other expenses                                                                    71,166
                                                                                      --------------------------
                   Earnings before income taxes                                                         137,727

          Income taxes                                                                                   54,544
                                                                                      --------------------------
                   Net earnings                                                   $                      83,183
                                                                                      ==========================

                         LASER-PACIFIC MEDIA CORPORATION



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations

     Revenues for the nine months ended September 30, 1998 increased to $21,208,000 from $19,336,000 for the same year-ago period, an increase of $1,872,000 or 9.7%. The overall increase in revenues was offset by a decline in revenues from International Operations which is the result of the sale of our Canadian subsidiary Pacific Video Canada Ltd. (PVC) on May 15, 1998. All of Laser Pacific's International Operations are attributable to PVC. The revenues for the nine months ended September 30, 1998 at the Company's U.S. facilities increased $2,555,000 or 16.0% versus the year-ago period, while revenues from International Operations decreased $683,000 versus the year-ago period. The increase in revenues at U.S. facilities is comprised of an increase of $2,648,000 in Production Services, a decrease of $53,000 in Film Production Services and a decrease of $40,000 in Post Production Services. The increase in revenues at our U.S. Facilities from Post-Production Services is attributable to an increased demand for the Company's services with significant increases in digital compression services; including digital video discs, and revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from Compression Services and the additional revenue from Film Mastering amounted to $1,388,000 for the period. The revenue decrease in Film Production Services is the result of the elimination of positive film services in 1997. Negative film services increased $296,000 or 15.3% during the period.

     Revenues for the quarter ended September 30, 1998 decreased to $6,579,000 from $6,885,000 for the same year-ago period, a decrease of $306,000 or 4.4%. The decline in revenues for the quarter is attributable to the elimination of the revenue from International Operations which is the result of the sale of our Canadian subsidiary Pacific Video Canada Ltd. (PVC) on May 15, 1998. All of the Laser Pacific's International Operations are attributable to PVC. The revenues for the quarter ended September 30, 1998 at the Company's U.S. facilities increased $1,058,000 or 18.8% versus the year-ago period, while revenues from International Operations decreased $1,364,000 versus the year-ago period. The increase in revenues at U.S. facilities is comprised of an increase of $1,085,000 in Production Services, an increase of $52,000 in Film Production Services and a decrease of $79,000 in Post Production Services. The increase in revenues at our U.S. Facilities from Post-Production Services is attributable to increased demand for the Company's services with significant increases in digital compression services; including digital video discs, and revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from Compression Services and the additional revenue from Film Mastering amounted to $420,000 for the period. Although revenue from Film Production Services has increased, this increase was offset by the impact of the elimination of positive film services in 1997. Negative film services increased $165,000 or 21.8% during the period.

     For the nine months ended September 30, 1998, the Company recorded a gross profit of $4,473,000 compared with $2,769,000 for the same year ago period, an increase of $1,704,000 or 61.5%. The gross profit for the nine months ended September 30, 1998 at the Company's U.S. facilities increased $1,669,000 or 83.9% versus the year-ago period, while gross profit from Canada increased $35,000 versus the year-ago period. The increase in gross profit at U.S. facilities is the result of increased sales volume, discussed above, offset by increased operating costs, as explained below.

     For the quarter ended September 30, 1998 the Company recorded a gross profit of $1,458,000 compared to a gross profit of $1,441,000 for the same year ago period, an increase of $17,000 or 1.2%. The over all increase in gross profit was offset by a decline in gross profit from International Operations which is the result of the sale PVC. The gross profit for the three months ended September 30, 1998 at the Company's U.S. facilities increased $371,000 or 34.2% versus the year-ago period, while gross profit from Canada decreased $354,000 versus the year-ago period. The increase in gross profit at U.S. facilities is the result of increased sales volume, discussed above, offset by increased operating costs, as explained below.

     Operating costs for the nine months ended September 30, 1998 were $16,735,000 versus $16,567,000 for the year-ago period, an increase of $168,000 or 1.0%. There was an increase in operating cost at our U.S. facilities which was partially offset by a decline in operating costs from International Operations, which is the result of the sale PVC. The operating costs for the nine months ended September 30, 1998 at the Company's U.S. facilities increased $886,000 or 6.4% versus the year-ago period, while operating costs from Canada decreased $718,000 versus the year-ago period. The increase in operating costs from our US operations is attributable primarily to an increase in labor costs of $1,170,000 which is a result of the increased level of sales. These increases were partially offset by a reduction in depreciation expense of $258,000. Operating costs as a percentage of revenues of our U.S. Operations for the nine months ended September 30, 1998 were 80.0% compared with 87.4% for the same year-ago period.

     Operating costs for the quarter ended September 30, 1998 were 5,121,000 versus $5,444,000 for the year-ago period, a decrease of $323,000 or 5.9%. There was an increase in operating costs at our U.S. facilities which was offset by a decline in operating costs from International Operations which is the result of the sale of PVC. The operating costs for the three months ended September 30, 1998 at the Company's U.S. facilities increased $682,000 or 15.4% versus the year-ago period, while operating costs from Canada decreased $1,005,000 versus the year-ago period. The increase in operating costs from our US operations is attributable primarily to an increase in labor costs of $702,000 which is a result of the increased level of sales. These increases were partially offset by a reduction in depreciation expense of $66,000. Operating costs, as a percentage of revenues of our U.S. Operations for the three months ended September 30, 1998 were 77.8% compared with 80.3% for the same year-ago period.

     Selling, general and administrative (SG&A), and other expenses for the nine months ended September 30, 1998 were $3,575,000 as compared to $3,350,000 during the same year-ago period, an increase of $225,000 or 6.7%. There was an increase in SG&A of $272,000 at our U.S. facilities while SG&A for our international operations decreased $47,000 as the result of the sale of PVC discussed above. The increase of SG&A in the U.S. is primarily attributable to increases in advertising and promotion, and higher audit, appraisal and loan costs.

     SG&A and other expenses for the three months ended September 30, 1998 were $1,064,000 as compared to $1,125,000 during the same year-ago period, a decrease of $61,000 or 5.4%. There was an increase in SG&A of $130,000 at our U.S. facilities while SG&A for our international operations decreased $191,000 as the result of the sale of PVC discussed above. The increase is primarily attributable to increases in advertising and promotion, and higher audit, appraisal and loan costs.

     Interest expense for the nine months ended September 30, 1998 was $1,028,000 compared to $1,170,000 for the same year-ago period, a decrease of $142,000 or 12.1%. The decrease in interest expense is the result of lower borrowing in the U.S. and the elimination of the related debt at PVC (discussed above). Interest expense decreased $100,000 in the U.S. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

     Interest expense for the three months ended September 30, 1998 was $298,000 compared to $438,000 for the same year-ago period, a decrease of $140,000 or 32.0%. The decrease in interest expense is the result of lower borrowing in the U.S. and the elimination of the related debt at PVC (discussed above). Interest expense decreased $78,000 in the U.S. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

     Depreciation expense for the nine months ended September 30, 1998 was 2,760,000 compared to $3,158,000 for the same year-ago period, a decrease of $398,000 or 12.6%. The depreciation expense reductions were the result of the sale of PVC (discussed above), and the Company acquiring less equipment than the amount of equipment that became fully depreciated during the nine months ended September 30, 1998. The decrease in depreciation expense in the U.S. was $158,000 for the period.

     Depreciation expense for the three months ended September 30, 1998 was $836,000 compared to $1,201,000 for the same year-ago period, a reduction of $365,000 or 30.4%. The depreciation expense reductions were the result of the sale of PVC (discussed above), and the company acquiring less equipment than the amount of equipment that became fully depreciated during the three months ended September 30, 1998. The decrease in depreciation expense in the U.S. was $66,000 for the period.

Liquidity and Capital Resources

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance, which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings up to $5.4 million under the term loan (limited to 100% of the appraisal value of eligible equipment) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). At September 30, 1998 $2,907,000 was available under the revolving loan agreement. The revolving loan had an outstanding balance of $113,000 at September 30, 1998. It bears interest at the prime rate plus 1 1/2%, which is payable monthly. The outstanding balance of the term loan was $2,604,000 at September 30, 1998. The term loan is payable in monthly installments of $59,000 plus interest at a fixed annual rate of 10.5% through August 3, 2001. Principal payments are not required in June, July or August. Future principal payments may be increased if additional amounts are borrowed under the term facility. The loan agreement contains automatic renewal provisions for successive terms of two years after maturity unless terminated as of August 3, 2001, or as of the end of any renewal period by either party upon at least 60 days written notice.

     The Company has an outstanding real estate loan with Bank of America. The loan is secured by the building where the Company provides film processing and sound services. The loan agreement matures December 31, 1998 with an option to extend the maturity an additional year upon payment, to Bank of America, of a $25,000 loan extension fee prior to December 31, 1998. The outstanding loan balance as of September 30, 1998 was $1,107,000. The Company anticipates extending the loan agreement prior to December 31, 1998.

     The $1,000,000 of short-term Installment (Fixed Rate) Line of Credit Notes issued to 35 Lake Avenue, a California limited partnership in July 1997, were paid in full as of May 15, 1998. James R. Parks, the Company's Chief Executive Officer, is a partner in 35 Lake Avenue.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances and availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt.

     Forward-looking statements and comments in this press release are made pursuant to the Safe-Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements relating to, among other things, the prospect for the Company to continue to achieve growth in sales, the ability to reduce overhead and the ability to achieve positive operating results and to fund existing debt are necessarily subject to risks and uncertainties, some of which are significant in scope and nature, including risks related to competition, availability of capital and continuation of sales levels. These risks and uncertainties are significant in scope and nature, including risks related to competition, continuation of sales levels and the risks related to the cost and availability of capital.


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


Item 3.  Submission of Matters to a Vote of Security Holders

     None

Item 4.  Exhibits and Reports on Form 8-K

     None

                                  Signatures



                         LASER-PACIFIC MEDIA CORPORATION

                                  (Registrant)


          Dated:  October 29, 1998                  /s/James R. Parks
                                                    Chairman of the Board
                                                    and Chief Executive Officer





           Dated:  October 29, 1998                 /s/Robert McClain
                                                    Secretary and
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)