Form 10-K
period 1998-12-31
LASER PACIFIC MEDIA CORPORATION
filed 1999-03-29
CIK 875738

UNITED STATES
                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[Mark one]
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998 OR

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

       Registrant's telephone number, including area code: (323) 462-6266

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 1999 (based upon the closing price on the NASDQ Small-Cap Market System on that date) was $15,364,000.

Number of shares of Common Stock, $.0001 par value, outstanding as of March 22, 1999: 7,304,976.

DOCUMENTS INCORPORATED BY REFERENCE Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

         Part I

Item 1 Business                                                               1
Item 2 Properties                                                             2
Item 3 Legal Proceedings                                                      3
Item 4 Submission of Matters to a Vote of Security Holders                    3

         Part II

Item 5 Market for Registrant's Common Stock and Related Security
           Holder Matters                                                     4
Item 6 Selected Financial Data                                                5
Item 7 Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          6
Item 8 Financial Statements and Supplementary Data                           11
Item 9 Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          11

        Part III

Item 10 Directors and Executive Officers of the Registrant                   35
Item 11 Executive Compensation                                               35
Item 12 Security Ownership of Certain Beneficial Owner and Management        35
Item 13 Certain Transactions                                                 35

         Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K     36

        Signatures                                                           37

                                      PART I

ITEM 1.  BUSINESS



General

     Laser-Pacific Media Corporation ("Laser-Pacific" or the "Company") was formed by a merger of Spectra Image, Inc. and Pacific Video, Inc. in September, 1990. Both of the predecessor companies were organized in 1983.

     In January 1988, Pacific Video acquired a 75% equity interest in Pacific Video Canada, Ltd., ("PVC"), formerly known as Tegra Industries, Inc., whose film processing and post-production facilities are located in Vancouver, Canada. The Company's interest in PVC grew to 77% as of December 31, 1997. On May 15, 1998 the Company sold its interest in PVC and realized a net profit of $875,000.

     Laser-Pacific is a leading provider of a broad range of post production services to the Hollywood motion picture film and television industry. These post production services include technical and creative services to the producers of prime-time network television series and television movies, services for the creation of digital masters for high definition and standard definition television, home video, DVD as well as other master delivery formats. In addition the Company provides motion picture film processing, technical and creative services for visual effects, digital sound editing and mixing and other ancillary and related services that assist in the preparation of film, television and digital content for a variety of distribution methods.

     The Company is recognized as an industry leader and pioneer in the development and introduction of new methods and technology in service of television, motion pictures and digital multimedia. The Company led the television industry in the move from film to electronic and digital based techniques in post production through the introduction of its proprietary
Electronic Laboratory and has received four Emmy Awards for Outstanding Achievement in Engineering for its developments. The Company's new High Definition Television and movie mastering capabilities are reinforcing the long standing reputation for state-of-the-art services and facilities.

     The Company offers a full range of post-production services to television producers at its facilities in Hollywood, California and Burbank, California. These services, which begin immediately after completion of photography and end with the delivery of a videotape master ready for television broadcasting, include film processing, film to videotape transfer, electronic editing of the videotape (including the addition of special effects and titles), color correction, sound editing and mixing, and duplication.


The principal categories of services offered by the Company are:

     Motion Picture Film Processing - The Company operates four negative processing machines at its Pacific Film Laboratories facility, located in Hollywood, CA. These machines are used to develop customers' negatives after photography. A fifth machine is being prepared for operation in the second quarter of 1999. With the addition of the fifth machine the Company will have the capacity to develop approximately 2 million feet of film per week.

     Telecine Transfer - The Company operates seven telecine suites that are used to transfer customers' film to videotape for subsequent post-production processing. These telecine suites are used for daily transfers for electronic post production as well as video masters of completed motion pictures. Currently six telecine suites are used for digital standard definition and one is used for both digital standard definition as well as digital High Definition. An eighth telecine suite, also capable of High Definition transfers, is currently planned for completion in the third quarter of 1999.

     Editing - The Company operates nine editing suites, five in its Hollywood facility and four in its Burbank facility, for preparing broadcast quality videotape masters for its customers. These editing suites are primarily used for assembly of television programs, visual effects, and adding titles and graphics. One of the rooms is equipped exclusively for High Definition editing. Additionally, the Company's Emmy Award winning Super-Computer Assembly system provides the show assembly capability equivalent of four or five additional conventional editing rooms.

     Color Timing - The Company operates four timing suites which are used for the final color balancing and image enhancement of customers' programs. One of these suites is equipped specifically for digital High Definition programs.

     Digital Graphics and Visual Effects - The Company's Visual Effects Department, located at the Burbank facility, is equipped with several digital video effects systems specifically designed to create graphical elements, special effects, titles and other specialized work for television and motion pictures.

     Sound Editing and Mixing - The Company's post-production sound department, Pacific Sound Services, includes ten digital sound editing systems, a sound effects and dialogue recording studio, and a re-recording studio for accomplishing the final sound mix of customers' programs.

     Digital Compression Services - Using an IBM SuperComputer and other specialized computer systems, the Company provides digital compression and related services which results in the creation of data recordings for use in CD-ROM, digital file servers and video-on-demand applications. The Company also provides digital compression and "authoring" services for the new DVD format. "Authoring" is the industry term that describes the creation of disc navigation and interactivity capability in a DVD replication master, including DVD menu design and formatting.

     Production Services - A subsidiary of the Company, PDS Video Productions, Inc., leases complete videotape production equipment packages, including video camera, professional videotape recorders, switchers, and monitoring, to producers of multi-camera situation comedy television shows.

     Duplication and Other Services - The Company provides duplication, restoration, digital file conversion, screening, and a variety of other services at its Hollywood and Burbank locations to fulfill the production and delivery needs of its customers.


Employees

     At December 31, 1998, the Company had approximately 200 employees. Approximately 35 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires in the year 2000. The Company has never experienced a work stoppage, and considers its relations with its employees to be excellent.


Competition

     The Company experiences competition in all phases of its business from a number of companies. Some of the Company's competitors specialize in specific service areas, such as sound, laboratory, or editing, and some are fully integrated and offer a complete range of post-production services. Due to the nature of the Company's core business, post production for television programs, the majority of the Company's competitors are located in the Southern California area.

ITEM 2.  PROPERTIES


     The Company owns a 29,000 square foot building located on a 39,000 square foot lot in Hollywood, California where its film processing and sound editing and mixing services are provided. In addition, the Company leases approximately 25,000 square feet in six buildings in Hollywood, California, which contain its executive offices and the balance of its Hollywood post-production facilities, primarily on a month-to-month basis. The Company also leases approximately 23,000 square feet at two locations in Burbank, California on a month-to-month basis. The Company believes that its facilities are adequate for its operations as now conducted. If operations continue to expand the Company will acquire additional space.

     The Company believes that its facilities, some of which include the use of chemical products, substantially comply with all applicable environmental and other laws and regulations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company may have certain contingent liabilities and claims incident to the ordinary course of business. The Company is not involved in any material litigation at this time and is not aware of any pending lawsuits. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
                MATTERS.

     The Company's Common Stock trades on The NASDAQ SmallCap Markettm tier of the NASDAQ Stock Markettm under the symbol LPAC.

                                                         High             Low
                  1997
                      First Quarter                    $0.90625         $0.53125
                      Second Quarter                   $0.8125          $0.375
                      Third Quarter                    $0.50            $0.3125
                      Fourth Quarter                   $0.4375          $0.125

                  1998
                      First Quarter                    $0.6275          $0.1562
                      Second Quarter                   $2.25            $0.50
                      Third Quarter                    $1.125           $0.6875
                      Fourth Quarter                   $2.40625         $0.78125

                  1999
                      First Quarter                    $3.71875         $1.9375


     The Company had 246 stockholders of record on March 22, 1999. This number does not include the several hundred stockholders holding their stock in street name. On March 22, 1999, 4,453,094 shares were held by CEDE & Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years:

(in thousands except for per share data.)

                                                       1994(1)          1995            1996            1997             1998
Statement of Operations Data:
  Revenues                                             $30,244       $28,693         $28,878         $28,291          $30,699
  Operating expenses:
                                                        17,545        18,022          18,847          18,343           19,183
Direct
      Depreciation and amortization                      5,295         4,983           5,318           4,207            3,572
                                                ---------------  ------------  --------------  --------------  ---------------
                                                        22,840        23,005          24,165          22,550           22,755
                                                ---------------  ------------  --------------  --------------  ---------------
  Gross profit                                           7,404         5,688           4,713           5,741            7,944

  Selling, general and administrative expense            4,874         4,978           4,678           4,279            4,616

  Write off property and equipment                         ---           ---             148             ---              ---

                                                ---------------  ------------  --------------  --------------  ---------------
  Income (loss) from operations                          2,530           710           (113)           1,461            3,328

  Interest expense                                     (1,891)       (1,813)         (1,563)         (1,563)          (1,288)

  Gain on sale of subsidiary                               ---           ---             ---             ---              875
  Other income                                             103           404              42              41              133

  Minority interest income (loss)                        (119)          (59)            (53)            (54)             (19)

  Income tax expense                                     (142)         (291)           (165)           (232)            (109)
                                                ---------------  ------------  --------------  --------------  ---------------
  Net income (loss) before litigation                      481       (1,049)         (1,852)           (347)            2,920
settlement...
  Litigation settlement                                    ---         3,209             ---             ---              ---

                                                ===============  ============  ==============  ==============  ===============
  Net income (loss)                                        481         2,160         (1,852)           (347)            2,920

                                                ===============  ============  ==============  ==============  ===============

   Basic net income (loss) before

litigation settlement per share                          $0.07       ($0.16)         ($0.26)         ($0.05)            $0.41


Net income (loss) per share (basic)                      $0.07         $0.33         ($0.26)         ($0.05)            $0.41
                                                ---------------  ------------  --------------  --------------  ---------------

Net income (loss) per share (diluted)                    $0.07         $0.32         ($0.26)         ($0.05)            $0.39
                                                ---------------  ------------  --------------  --------------  ---------------

Weighted average shares outstanding                      6,418         6,568           7,061           7,128            7,163
(basic)
                                                ===============  ============  ==============  ==============  ===============

Weighted average shares outstanding                      6,425         6,711           7,061           7,128            7,510
(diluted)
                                                ===============  ============  ==============  ==============  ===============

Balance Sheet Data:

  Working capital                                     ($6,720)      ($2,099)         (2,498)         (2,332)            2,769
(deficiency)
  Total assets                                          26,009        28,172          22,304          22,488           20,226

  Current installments of notes payable,
     notes payable to related parties, and
     and long-term debt                                  7,746         6,521           5,278           5,894            2,462

  Long-term debt, excluding current
     installments                                        5,794         7,893           7,959           8,139            7,629

  Net stockholders' equity                               5,298         7,458           6,101           5,772            8,712



(1) Certain prior year balances have been reclassified to conform with the current year's presentation.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1998 Compared to 1997

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and recognized a net gain on sale of $875,000. The total sales price of $3,830,000 was determined through arms-length negotiations. The proceeds were used to reduce outstanding debt and to provide working capital.

     Revenues for the year ended December 31, 1998 increased to $30.7 million from $28.3 million for 1997, an increase of $2.4 million or 8.5%. The overall increase in revenues was offset by a decline in revenues from International Operations which is the result of the sale of our Canadian subsidiary Pacific Video Canada Ltd. (PVC) on May 15, 1998. All of Laser Pacific's International Operations are attributable to PVC. The revenues for the year ended December 31, 1998 at the Company's U.S. facilities increased $4.8 million or 20.9% versus 1997, while revenues from International Operations decreased $2.4 million versus the year-ago period. The increase in revenues at U.S. facilities is comprised of an increase of $4.7 million in Post-Production Services, an increase of $182,000 in Film Production Services and a decrease of $95,000 in Production Services. The Company's Production Services business has declined over the last four years and is no longer material to the Company's sales or operating profits. The increase in revenues at our U.S. Facilities for Post-Production Services is attributable to an increased demand for the Company's post-production services with significant increases in digital compression services; including digital video discs, and revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from Compression Services amounted to $1,183,000 for the period, while revenues from High Definition services increased $893,000 for the period. The revenue increase in Film Production Services reflects an overall increased demand for negative film services, offset by the elimination of positive film services in 1998. Negative film services increased $531,000 or 18.9% during 1998.

     Operating costs excluding depreciation for the year ended December 31, 1998 were $19,183,000 versus $18,343,000 for the year-ago period, an increase of $840,000 or 4.6%. There was an increase in operating cost at our U.S. facilities in addition to the decline in operating costs from International Operations, which is the result of the sale of PVC. The operating costs for the year ended December 31, 1998 at the Company's U.S. facilities increased $1,828,000 or 11.3% versus 1997, while operating costs from Canada decreased $1,088,000 versus the year-ago period. The increase in operating costs from our US operations is attributable primarily to an increase in labor costs of $2,043,000 which is a result of a higher number of employees. These increases in labor costs were partially offset by a reduction in depreciation expense at the U.S. facilities of $323,000. Operating costs as a percentage of revenues for the year ended December 31, 1998 were 62.5% compared with 64.8% for the same year-ago period.

     Depreciation expense for the year ended December 31, 1998 was $3,572,000 compared to $4,207,000 for the same year-ago period, a decrease of $635,000 or 15.1%. The depreciation expense reductions were the result of the sale of PVC (discussed above), and a reduction in the net capital acquisitions in 1998 from 1997. The decrease in depreciation expense in the U.S. was $323,000 for the period.

     For the year ended December 31, 1998, the Company recorded a gross profit of $7,944,000 compared with $5,741,000 for the same year ago period, an increase of $2,203,000 or 38.4%. The gross profit for the year ended December 31, 1998 at the Company's U.S. facilities increased $3,174,000 or 80.3% versus the year-ago period, while gross profit from Canada decreased $971,000 versus the year-ago period. The increase in gross profit at U.S. facilities is the result of increased sales volume, discussed above, offset by increased operating costs, as explained below.

     Selling, general and administrative (SG&A), and other expenses for the year ended December 31, 1998 were $4,616,000 as compared to $4,279,000 during the same year-ago period, an increase of $337,000 or 7.9%. There was an increase in SG&A of $384,000 at our U.S. facilities while SG&A for our international operations decreased $47,000 as the result of the sale of PVC discussed above. The increase of SG&A in the U.S. is primarily attributable to increases in advertising and promotion, and higher wages for non-operations staff.

     Interest expense in 1998 was $1,288,000 versus $1,563,000 in 1997, a decrease of $275,000. The decrease in interest expense is the result of lower borrowing in the U.S., the elimination of related debt of PVC (discussed above) and the negotiation of lower interest rates with the Company's lenders. Interest expense decreased $232,000 in the U.S. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

     For the year ended December 31, 1998, the Company had Other Income of $133,000 compared to Other Income of $41,000 in 1997. The increase of $92,000 in 1998 was comprised primarily of the proceeds from the sale of equipment.

     The provision for income tax of $109,000 for 1998 is comprised of U.S. Federal and State Income Tax in the amount of $55,000 and $54,000 in foreign tax. The U.S. Federal and State Income Tax is primarily composed of alternative minimum tax. This occurred because net operating loss carryforwards (deferred tax assets) were utilized against U.S. pre-tax income. The full benefit of the net tax operating loss carryforwards is limited for alternative minimum tax purposes. Foreign income tax relates to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary through May 15, 1998. In 1997, there was no provision for U.S. Federal Income Tax as a result of the net operating loss incurred. The Income Tax expense of $232,000 in 1997 was comprised of foreign income tax expense in the amount of $227,000 relating to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary in the amount of $462,000 and State income tax expense in the amount of $5,000.

     As a consequence of the above factors, the Company reported net income of $2,920,000 or $0.39 (diluted) per share in 1998 versus a net loss of $347,000 or $0.05 per share in 1997.

     As of December 31, 1998, the Company has recorded gross deferred tax assets of $5,389,000, a related valuation allowance of $4,367,000 and deferred tax liabilities of $1,022,000 (see note 7 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company may not realize all of the benefits of these deductible differences.


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

     The Company's selling, general and administrative (SG&A) expenses were $4.3 million during 1997 as compared to $4.8 million in 1996, a decrease of $547,000 or 11.3%. The decrease in SG&A is attributable to cost savings in many areas including advertising, office supplies, accounting, legal, travel and promotions. The cost savings are attributable to the Company's emphasis in containing and reducing expenses. Also, there was a write-off of $148,000 in equipment in 1996 with no corresponding write-offs in 1997.

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

     As of December 31, 1997, the Company has recorded gross deferred tax assets of $6,621,000, a related valuation allowance of $5,624,000 and deferred tax liabilities of $997,000 (see note 7 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company may not realize all of the benefits of these deductible differences.


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


Liquidity and Capital Resources

     Improved operating results and the sale of Pacific Video Canada had a very positive effect on the liquidity and capital resources of the company. The improved operating results and the cash generated enabled the company to reduce debt, borrow at better terms and increase availability under existing loan agreements. The impact can be seen in the increase in available cash, improvement in working capital and decrease in current debt. The Company's current ratio (the ratio of current assets to current liabilities) improved from
0.71 at December 31, 1997 to 1.71 at December 31, 1998.

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable. The outstanding balance of the term loan was $3,405,000 at December 31, 1998. It is payable in monthly installments of $81,000 plus interest at 10.5% through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $0 at December 31, 1998, and at March 1, 1999, $3,000,000 was available under the revolving loan The revolving loan bears interest at prime plus 1.5%, which is payable monthly. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.


     The Company had an outstanding real estate loan with Bank of America, secured by the building where the Company provides film processing and sound services. The loan required interest and principal payable in nine monthly installments per year of $26,667 through December 31, 1998. The interest rate was 11.71%. This note was paid and cancelled on December 3, 1998.

     The $1,000,000 of short-term Installment (Fixed Rate) Line of Credit Notes, Series 1997 issued to 35 Lake Avenue, a California limited partnership, were paid as of May 15, 1998. The outstanding balance as of December 31, 1998 was $0. James R. Parks, the Company's, Chief Executive Officer, is a partner in 35 Lake Avenue. The principal balance of the Notes had an interest rate of fourteen percent (14%) per annum. The Company granted 35 Lake Avenue warrants to purchase one (1) share of the Company's common stock at the exercise price of $1.00 per share, for each $4.00 of original principal amount of debt loaned. 250,000 warrants were issued. The warrants originally expired two years from the date of grant and were later extend to July 2001.

     The Company's principal source of funds is cash generated by operations. On an annual basis, the Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's capital requirements for fiscal 1999. Management is of the opinion that the Company will be able to meet its obligations on a timely basis. There is no assurance that management's plan will be achieved.


Recent Accounting Pronouncements

Comprehensive Income

     The Company adopted the SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transaction with owners. Comprehensive income is the total of net earnings
(loss) and all other non-owner changes in equity. The Company does not have any transactions or other economic events that qualify as comprehensive income as defined under SFAS No. 130. As such, net earnings (loss) approximated comprehensive income for each of the years in the three year period ended December 31, 1998.

Disclosures about Segments of an Enterprise

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise." This statement, which establishes standards for reporting and disclosures of certain information about operating segments in complete sets of financial statements, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted.
Reclassifications of financial information for earlier periods presented for comparative purposes is required under SFAS No. 131 if it is practical to do so. The Company adopted SFAS No. 131 effective January 1, 1998. Under the management approach of SFAS No. 131, the Company operates in one segment, providing post-production services. The Company had certain geographic segments. See note 11.

Income (Loss) per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces Accounting Principles Board Opinion (APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. All years presented have been restated to reflect basic and diluted net income (loss) per share. For the years ended December 31, 1996 and 1997, stock options issued under the Company's Stock Option Plans and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive. As of December 31, 1998, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 64,799 and 288,453 shares relating to options and warrants, respectively.


Year 2000

State of Readiness

     The Company is aware of what could be a critical problem with older computer systems. The critical problem refers to computers that designate the year as a two-digit number and thus may recognize the year 2000 as the year 1900. The Company has created a task force to ascertain its Year 2000 compliance. The task force is lead by the Senior Vice President of Engineering.

     The Company uses a wide variety of microprocessor based equipment, which runs software on numerous computer platforms. The Company is in the process of determining the potential impact of the century date change by conducting an inventory of computerized equipment and testing all of the Company's systems for compliance. The Company is also contacting third party vendors regarding their Year 2000 compliance. Testing of internal systems is complete on approximately 90% of both information technology systems and non-information technology systems. No significant Year 2000 issues have been revealed. The Company anticipates that the remaining systems testing will be completed in 1999.


Cost to address the Company's year 2000 issues.

     When systems are identified that are not 2000 compliant the Company contracts with vendors to obtain updates, which will ensure compliance, and in a limited number of instances the systems are replaced. Some older equipment will need to be reset after January 01, 2000 but should function properly thereafter. The cost to remedy Year 2000 compliance to date has not been material and is being funded out of operating cash flow. The Company estimates that any future remedial costs will not be material and should not exceed $100,000.

The Company's Risk

     The failure to correct a material Year 2000 problem could result in an interruption or failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. To date, the only conditions that the Company has determined that may result in the Company's inability to provide services to our clients, and consequently, a loss of revenue, would be a loss of service to the Company by regulated public utility companies. The Company cannot assess the likelihood of this occurrence. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000-readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes its continuing actions will significantly reduce the Company's level of uncertainty about the Year 2000 problem and in particular about Year 2000 Compliance. The Company believes that the completion of Year 2000 testing will reduce the possibility of significant interruptions of normal operations.

Contingency Plans

     The Company will test new products for Year 2000 compliance. To the extent the Company has not been able to determine third party vendor compliance, plans for alternative backup suppliers are being established and the Company plans to acquire an additional supply of critical parts to reduce the chance of a loss of services. The first week of January is traditionally a period of very low demand for the Company's services. The Company plans to have appropriate technical staff monitor operations on and after January 1 and take necessary action to provide services to our customers. The Company will continue to refine its contingency plans throughout the remainder of 1999.


     Forward-looking statements and comments in this 10K are made pursuant to the Safe-Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements relating to, among other things, the prospect for the Company to continue to achieve growth in sales, the ability to reduce overhead and the ability to achieve positive operating results and successfully resolve Year 2000 issues are necessarily subject to risks and uncertainties, some of which are significant in scope and nature, including risks related to competition, availability of capital and continuation of sales levels. These risks and uncertainties are significant in scope and nature, including risks related to competition, continuation of sales levels and the risks related to the cost and availability of capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the Company and independent auditors' report are set forth on pages 12 thru 34 and is incorporated herein. See Page 12 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES



                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule





                                                                           Page

Consolidated Financial Statements:

     Independent Auditors' Report                                            13
     Consolidated Balance Sheets - December 31, 1997 and 1998                14
     Consolidated Statements of Operations
      - Years Ended December 31, 1996, 1997 and 1998                         16
     Consolidated Statements of Stockholders' Equity
      - Years Ended December 31, 1996, 1997 and 1998                         17
     Consolidated Statements of Cash Flows
      - Years Ended December 31, 1996, 1997 and 1998                         18
     Notes to Consolidated Financial Statements                              20

     Consolidated Financial Statement Schedule - Valuation and Qualifying
      Accounts - Years Ended December 31, 1996, 1997 and 1998                34




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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Los Angeles, California
March 4, 1999

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998






                          Assets                                     1997                1998
                                                               ------------------   ----------------


Current assets:
    Cash                                                    $         367,363            1,159,206

    Receivables (note 5):
      Trade                                                         5,303,582            5,540,510
      Other                                                           382,403              250,905
                                                               ------------------   ----------------

                                                                    5,685,985            5,791,415
      Less allowance for doubtful receivables                       1,087,058            1,044,272
                                                               ------------------   ----------------
                                                                    4,598,927            4,747,143
                                                               ------------------   ----------------


    Inventory                                                         300,532              216,156
    Prepaid expenses and other current assets                         455,999              531,730
                                                               ------------------   ----------------


              Total current assets                                  5,722,821            6,654,235
                                                               ------------------   ----------------


Net property and equipment, at cost (note 3 and 5)                 16,194,498           13,219,739
                                                               ------------------   ----------------


Other assets, net                                                     570,472              352,325
                                                               ------------------   ----------------

                                                            $      22,487,791           20,226,299
                                                               ==================   ================

                                                                    (Continued)

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1997 and 1998
                                   (Continued)


           Liabilities and Stockholders' Equity                      1997                 1998
                                                               ------------------   -----------------


Current liabilities:
    Current installments of notes payable to bank and       $       4,994,308            2,462,324
      long-term debt (note 5)
    Note payable to related parties (note 6)                          900,000                    -
    Accounts payable                                                1,028,381              268,649
    Accrued expenses                                                  988,736            1,137,320
    Income taxes payable (note 7)                                     143,545               17,230
                                                               ------------------   -----------------

              Total current liabilities                             8,054,970            3,885,523
                                                               ------------------   -----------------


Notes payable to bank and long-term debt, less current              8,139,042            7,628,588
    installments (note 5)

Minority interest (note 4)                                            521,440                    -

Commitments and contingencies (notes 5 and 10)

Stockholders' equity (notes 8 and 9):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         -                    -
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,128,172 and
      7,222,575 shares at December 31, 1997 and 1998,                     713                  722
      respectively
    Additional paid-in capital                                     19,772,440           19,792,737
    Accumulated deficit                                           (14,000,814)         (11,081,271)
                                                               ------------------   -----------------

              Net stockholders' equity                              5,772,339            8,712,188
                                                               ------------------   -----------------

                                                            $      22,487,791           20,226,299
                                                               ==================   =================

See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1997 and 1998




                                                            1996                 1997                  1998
                                                      ------------------   ------------------    ------------------


Revenues                                           $      28,878,422           28,290,924            30,699,137
                                                      ------------------   ------------------    ------------------


Operating expenses:
    Direct                                                18,847,361           18,343,474            19,183,337
    Depreciation and amortization                          5,317,862            4,206,915             3,571,744
                                                      ------------------   ------------------    ------------------

                                                          24,165,223           22,550,389            22,755,081
                                                      ------------------   ------------------    ------------------


           Gross profit                                    4,713,199            5,740,535             7,944,056

Selling, general and administrative expenses               4,826,155            4,279,026             4,616,364
                                                      ------------------   ------------------    ------------------

           Income (loss) from operations                    (112,956)           1,461,509             3,327,692

Interest expense                                          (1,563,559)          (1,563,316)           (1,287,920)
Gain on sale of subsidiary (note 4)                                -                    -               874,578
Other income                                                  41,952               40,688               133,325
Minority interest in net  income of consolidated
    subsidiary (note 4)                                      (52,987)             (54,070)              (19,132)
                                                      ------------------   ------------------    ------------------


           Income (loss) before income taxes              (1,687,550)            (115,189)            3,028,543

Income tax expense (note 7)                                  165,000              232,000               109,000
                                                      ------------------   ------------------    ------------------

           Net income (loss)                       $      (1,852,550)            (347,189)            2,919,543
                                                      ==================   ==================    ==================

Net income (loss) per share (basic)                $           (.26)                (.05)                  .41
                                                      ==================   ==================    ==================

Net income (loss) per share (diluted)                          (.26)                (.05)                  .39
                                                      ==================   ==================    ==================

Weighted average shares outstanding (basic)                7,061,061            7,128,172             7,163,047
                                                      ==================   ==================    ==================

Weighted average shares outstanding (diluted)              7,061,061            7,128,172             7,510,300
                                                      ==================   ==================    ==================


See accompanying notes to consolidated financial statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES


                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1997, and 1998



                                                      Common Stock
                                                 --------------------------------    Additional                           Net
                                   Preferred        Number of                         paid-in        Accumulated     stockholders'
                                     Stock            shares           Amount         capital          deficit           equity
                                 --------------  ----------------  -------------   ---------------   ----------------  -------------

Balance at  December 31, 1995              ---          6,568,172            657       19,258,746     (11,801,075)        7,458,328

Stock issuances and                                       560,000             56          494,944              ---          495,000
warrants

Net loss                                                      ---            ---              ---      (1,852,550)      (1,852,550)
                                 --------------  -----------------  -------------  --------------- ----------------  ---------------

Balance at  December 31, 1996              ---          7,128,172 $          713       19,753,690     (13,653,625)        6,100,778
                                 --------------  -----------------  -------------  --------------- ----------------  ---------------

Warrant issuance                                              ---            ---           18,750              ---           18,750

Net loss                                                      ---            ---              ---        (347,189)        (347,189)
                                 --------------  -----------------  -------------  --------------- ----------------  ---------------

Balance at December 31, 1997               ---          7,128,172 $          713       19,772,440     (14,000,814)        5,772,339
                                 --------------  -----------------  -------------  --------------- ----------------  ---------------

Stock issuances                                            94,403              9           20,297                            20,306

Net income                                                                                               2,919,543        2,919,543
                                 --------------  -----------------  -------------  --------------- ----------------  ---------------

Balance at December 31, 1998               ---          7,222,575 $          722       19,792,737     (11,081,271)        8,712,188
                                 ==============  =================  =============  =============== ================  ===============



See accompanying notes to consolidated financial statements.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1997 and 1998


                                                                             1996                1997                 1998
                                                                    ------------------  -----------------     ----------------

Cash flows from operating activities:
    Net income (loss)                                            $      (1,852,550)           (347,189)             2,919,543
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization of property and
             equipment                                                    5,317,862           4,206,915             3,171,887
          Provision for doubtful accounts receivable                        447,354             279,848               274,996
          Write-off of property and equipment                               148,569                 ---                39,911
       Gain on sale of subsidiary                                               ---                 ---             (874,578)
          Gain on sale of plant, property and equipment                         ---            (27,670)             (152,592)
          Other                                                              76,334              32,057                   847
          Change in assets and liabilities:
             (Increase) decrease in:
          Receivables                                                     3,045,103           (545,308)           (1,229,644)
          Inventory                                                          15,005              24,541                33,977
          Prepaid expenses and other current assets                         (3,943)           (118,836)             (127,793)
          Other assets                                                       38,456              77,258                35,147
             Increase (decrease) in:
                Accounts payable                                             90,896           (122,280)              (47,684)
                Accrued expenses                                        (1,862,245)           (207,030)               153,124
                Accrued severance                                         (391,451)                 ---                   ---
                Deferred revenue                                          (160,123)                 ---                   ---
                Income taxes payable                                      (228,798)             (8,915)                12,689
                                                                    ----------------------------------------------------------

                      Net cash provided by operating activities $         4,680,469           3,243,391             4,209,830
                                                                    ----------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                 (4,470,045)         (3,989,513)           (4,568,681)
    Proceeds from disposal of property and equipment                         31,500              33,946               160,422
   Net effect of sale of subsidiary                                             ---                 ---             3,402,091
                                                                    ----------------------------------------------------------

                          Net cash used in investing activities  $      (4,438,545)         (3,955,567)           (1,006,168)
                                                                    ----------------------------------------------------------



                                                                    (Continued)

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued


                                                                         1996               1997                1998

                                                                    ----------------    --------------     ---------------

Cash flows from financing activities:
    Net repayments of notes payable to bank and
        long-term debt                                           $        (856,831)         (103,543)         (1,532,125)
    (Repayments) borrowings of notes payable to related
       parties                                                            (320,000)           900,000           (900,000)
    Net proceeds from stock issuance                                        405,000               ---              20,306
                                                                    ----------------    --------------     ---------------


            Net cash provided by (used in) financing activities $         (771,831)           796,457         (2,411,819)
                                                                    ----------------    --------------     ---------------

                       Net increase (decrease) in cash                    (529,907)            84,281             791,843


Cash at beginning of year                                                   812,989           283,082             367,363
                                                                    ----------------    --------------     ---------------

Cash at end of year                                              $          283,082           367,363           1,159,206
                                                                    ================    ==============     ===============

Supplementary disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                  $        1,600,000         1,600,000           1,288,000
       State income taxes                                                     1,200             1,200              25,000
                                                                    ================    ==============     ===============

Supplemental disclosure of noncash investing and financing activities:

The Company purchased property and equipment, financed through capital lease obligations, of $2,112,535, $2,226,841 and $3,065,945 during 1996, 1997 and
1998, respectively.

In 1997, the Company issued 250,000 warrants in connection with the issuance of $1,000,000 in short-term notes to 35 Lake Avenue. Accordingly, such warrants were accounted for as debt issuance costs of $18,750 and will be amortized to interest expense over the term of the related credit facility.

In May 1996, the Company converted a promissory note receivable and related accrued interest due from PVC totaling approximately $579,000 in exchange for 526,000 shares of common stock. This transaction increased the Companys ownership of PVC from 72% to 77%.

In 1996 the Company issued 75,000 warrants in connection with the renewal of its credit facility. Accordingly, such warrants were accounted for as debt issuance costs of $90,000 and are amortized to interest expense over the term of the related credit facility.

See accompanying notes to consolidated financial statements.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998





(1)    Nature of Business and Basis of Presentation


     Laser-Pacific provides of a broad range of post production services to the Hollywood motion picture film and television industry. Laser-Pacific Media Corporation, a Delaware corporation, is a result of a business combination transaction between Spectra Image and Pacific Video, Inc. consummated in September 1990. Both of these entities were organized in 1983.

     Per the Company's 8-K Filing as of June 1, 1998, the Company sold their equity interest in their majority owned (77%) subsidiary in Pacific Video Canada
(PVC). Proceeds from the sale were approximately $3.8 million less transaction costs. The Company recorded a gain on the transaction of approximately $875,000. See note (4)



(2)    Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Laser-Pacific and subsidiaries. Accordingly, all significant inter-company accounts and transactions have been eliminated in consolidation.


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

       Other Assets

     Other assets at December 31, 1997 and 1998 consist primarily of security and utility deposits and debt extension fees which are amortized over the extension term of the related debt.

                LASER-PACIFIC MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)


       Revenue Recognition

     Revenue is recognized as services are performed.

     The Company had one significant customer in 1996, 1997 and 1998, which accounted for approximately 16%, 14% and 17% of revenues, respectively.

       Foreign Currency Translation

     Assets and liabilities of the foreign operations are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the weighted average rate of exchange during the period. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

       Credit Risk

     The Company sells services to customers in the entertainment industry, principally located in Southern California. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

       Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment charges during 1997 or 1998.

       Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)




       Reclassifications

     Certain prior year balances have been reclassified to conform to the current year's presentation.

       Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of underlying stock exceeded the exercise price.


       Comprehensive Income

     The Company adopted the SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transaction with owners. Comprehensive income is the total of net earnings
(loss) and all other non-owner changes in equity. The Company does not have any transactions or other economic events that qualify as comprehensive income as defined under SFAS No. 130. As such, net earnings (loss) approximated comprehensive income for each of the years in the three year period ended December 31, 1998.

       Disclosures about Segments of an Enterprise

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise." This statement, which establishes standards for reporting and disclosures of certain information about operating segments in complete sets of financial statements, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted.
Reclassifications of financial information for earlier periods presented for comparative purposes is required under SFAS No. 131 if it is practical to do so. The Company adopted SFAS No. 131 effective January 1, 1998. Under the management approach of SFAS No. 131, the Company operates in one segment, providing post-production services. The Company had certain geographic segments. See note 11.

       Income (Loss) per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces Accounting Principles Board Opinion (APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. All years presented have been restated to reflect basic and diluted net income (loss) per share. For the years ended December 31, 1996 and 1997, stock options issued under the Company's Stock Option Plans and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive. As of December 31, 1998, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 64,799 and 288,453 shares relating to options and warrants, respectively.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)





 (3)   Property and Equipment

       Property and equipment is comprised of the following:

                                                             1997                  1998
                                                      -------------------  ---------------------
Land                                               $       1,237,690              400,000
Buildings and improvements                                 4,330,064            2,835,990
Technical equipment                                       36,835,628           25,200,555
Furniture and fixtures                                       634,146              557,685
Automobiles                                                   25,092               23,907
Leasehold improvements                                     1,336,416              828,835
                                                      -------------------  ---------------------

                                                          44,399,036           29,846,973
Less accumulated depreciation and amortization            28,204,538           16,627,233
                                                      -------------------  ---------------------

                                                   $      16,194,498           13,219,739
                                                      ===================  =====================


     The Company leases technical equipment under capital leases expiring through 2003. Equipment under capital leases aggregated $7,199,619, and $8,605,080, and related accumulated amortization aggregated $1,537,697 and $1,292,586 at December 31, 1997 and 1998, respectively.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)




 (4)  Sale of Subsidiary

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and a gain on sale of $875,000.

     The balance sheet of PVC presented below reflects the amounts attributable to PVC, on a gross basis, which are included in the consolidated financial statements of the Company, as of December 31, 1997. The Company owned approx. 77% of the outstanding shares of PVC as of December 31, 1997 and April 30, 1998.


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

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)




(4)  Sale of Subsidiary (cont.)


     The statement of operations for PVC presented below reflects the amounts attributable to PVC which are included in the condensed consolidated financial statements of the Company, as of the year ended December 31, 1998.


                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                                 Year ended                      Year ended
                                                              December 31, 1997               December 31, 1998
                                                         ----------------------------     --------------------------

          Sales                                      $            5,265,654           $            2,894,972
          Direct expenses                                         3,479,954                        2,079,822
                                                         ----------------------------     --------------------------

                   Gross Profit                                   1,785,699                          815,151

          SG&A expenses                                           1,213,183                          606,257
                                                         ----------------------------     --------------------------

                   Earnings from Operations                         572,517                          208,893

          Interest and Other expenses                               110,311                           71,166
                                                         ----------------------------     --------------------------

                   Earnings before income taxes                     462,206                          137,727

          Income taxes                                              227,022                           54,544
                                                         ============================     ==========================
                   Net earnings                      $              235,184           $               83,183
                                                         ============================     ==========================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)





(5)     Notes Payable to Bank and Long-Term Debt

       Notes payable to bank and long-term debt are summarized as follows:

                                                                                       1997                    1998
                                                                                  ----------------      -------------------
       Advances under a $9,000,000 credit agreement, secured by eligible       $       1,905,610                     -
           accounts receivable, as defined, bearing interest at the bank's prime rate (7.75% at December 31, 1998) plus 1.5%, expiring August
           3, 2001.  (1)  (3)

       Term notes payable to bank of up to $5,400,000 under the $9,000,000             3,281,210             3,404,631
           credit agreement, secured by eligible accounts receivable, inventory, and property and equipment, as defined, payable in nine monthly installments per year of $81,000 plus interest at 10.5%
           through August 3, 2003 (1)

       Note payable to bank, secured by a first Trust Deed on land and                 1,294,154                     -
           buildings.  This loan was repaid during 1998.

       Term notes payable to bank, secured by certain property and equipment           1,510,313                     -
           as defined. (2)

       Capital lease obligations (note 10)                                             5,102,412             6,686,281
       Other                                                                              39,651                     -
                                                                                  ----------------      -------------------
                                                                                      13,133,350            10,090,912
       Less current installments                                                       4,994,308             2,462,324
                                                                                  ----------------      -------------------

                                                                               $       8,139,042             7,628,588
                                                                                  ================      ===================


     (1) This agreement provides for a facility fee of $70,000 per year, to be paid by the Company on each anniversary of the closing.

     (2) Note related to the  obligations of Pacific Video Canada.  See footnote
(4).

     (3) The Company had approximately $3,600,000 available under the line of credit agreement as of December 31, 1998.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)




(5)     Notes Payable to Bank and Long Term Debt (cont.)

     The aggregate future maturities of notes payable to bank and long-term debt are summarized as follows:

       December 31:
           1999                        732,724
           2000                        732,724
           2001                        732,724
           2002                        732,724
           2003                        473,735
                                ------------------
                             $       3,404,631
                                ==================

(6)     Note payable to Related Parties

     At December 31, 1997, the Company had a note payable to a related party, 35 Lake Avenue, secured by a third Trust Deed on the land, buildings, and the capital stock of PVC (note 4). The note had an interest rate of 14%. On January 28, 1998, the terms of the note were amended to extend the due date to November 30, 1998. In addition the expiration of the warrants issued in connection with the debt was extended for a two-year period. Concurrent with the sale PVC (note
4), the note was paid in full.


(7)    Income Taxes

       A summary of income tax expense is as follows:

                                           1996                 1997                1998
                                     -----------------    -----------------    ----------------
       Current:
           Federal                $               -                    -               36,000
           State                              5,000                5,000               19,000
           Foreign                          166,000              204,000               54,000
                                     -----------------    -----------------    ----------------
       Current provision for
           income taxes                     171,000              209,000              109,000
           Deferred - Foreign                (6,000)              23,000                    -
                                     -----------------    -----------------    ----------------

       Total expense              $         165,000              232,000              109,000
                                     =================    =================    ================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)




     The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the U.S. Federal tax rate as follows:

                                                           1996                  1997                 1998
                                                     ------------------    -----------------    -----------------

       Federal income tax expense (benefit) at                                    (41,000)           1,036,000
           "expected rate"                        $        (574,000)
       Expiration of net operating loss                                            54,000
           carryforward                                           -                                          -
       Nondeductible expenses                                58,000                     -               11,000
       Other                                                (21,000)               19,000               21,000
       State taxes, net of Federal effect                     2,000                 4,000              178,000
       Impact of foreign taxation at different                                    150,000              114,000
           rates                                             35,000
       Minority interest                                     24,000                18,000                6,000
       Change in valuation allowance for
           deferred tax assets                              641,000                28,000           (1,257,000)
                                                     ------------------    -----------------    -----------------
       Income tax expense                         $         165,000               232,000              109,000
                                                     ==================    =================    =================


     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 and 1998 is presented below:

                                                                            1997                 1998
                                                                      -----------------    -----------------
       Deferred tax assets and liabilities:
           Net operating loss carryforwards                        $       5,334,000            3,952,000
           Income tax credit carryforwards                                   803,000              877,000
           Vacation pay                                                      135,000              141,000
           Reserve for bad debts                                             349,000              419,000
                                                                      -----------------    -----------------
           Total gross deferred tax assets                                 6,621,000            5,389,000
           Less valuation allowance                                        5,624,000            4,367,000
                                                                      -----------------    -----------------

                  Deferred tax assets                              $         997,000            1,022,000
                  Deferred tax liabilities - property and                   (997,000)          (1,022,000)
                     equipment
                                                                      -----------------    -----------------

                  Net deferred tax assets                          $             ---                  ---
                                                                      =================    =================


     At December 31, 1998, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $14,800,000 and $4,800,000, respectively, which expire principally from 2004 through 2012. The Company also has approximately $240,000 and $500,000 of unused research and development tax credits and investment tax credit carryforwards, respectively, expiring through 2004.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently does not believe it is more likely than not the Company will realize all of the benefits of these deductible differences, accordingly, a valuation allowance has been recorded for net deferred tax assets.


 (8)   Stockholders' Equity

       Preferred Stock

     The Company has authorized 3,500,000 shares of $.0001 par value preferred stock, and designated 1,400,000 shares as Series A preferred stock. As of December 31, 1997 and 1998, no preferred stock was outstanding.

       Common Stock

     In January 1996, in connection with the settlement of additional lease commitments related to the closure of certain facilities, the Company issued 500,000 shares of common stock valued at $.75 per share. In November 1996, the Company issued 60,000 shares of common stock valued at $0.50 to related parties. During 1998, the Company issued 94,403 shares of the Company's common stock through the exercise of options granted to employees under the Company's incentive stock option plan. (see footnote 9).

       Warrants

     Warrants to purchase 100,000 shares of common stock at $0.563 per share were outstanding at December 31, 1997 and 1998. The warrants are exercisable through August 2004.

     Warrants to purchase 80,000 shares of common stock at $0.50, and 80,000 shares of common stock at $1.13, were outstanding at December 31, 1996. The warrants for 80,000 shares of common stock at $0.50 expired on March 31, 1997. The warrants for the remaining 80,000 shares of common stock at $1.13 expired on August 31, 1998.

     In June 1996 the Company issued warrants to purchase 75,000 shares of common stock to its principal lender in connection with a loan renewal. The fair value was determined using the Black-Scholes option pricing model and was recorded as debt issuance costs. The warrants are exercisable through August 3, 2004 at an exercise price of $1.44.

     In June 1997, the Company issued warrants to purchase 250,000 shares of common stock to a related party, 35 Lake Avenue, in connection with a short-term debt financing arrangement. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as debt issuance costs. Subsequent to December 31, 1997, the expiration date of the warrants was extended to July 2001 at an exercise price of $1.00. On the date of extension, the market value of the stock was less than the exercise price.


(9)    Stock-based Compensation and Other Option Grants

     The Company has an incentive stock option plan which provides for grants of 500,000 of incentive or nonqualified stock options to officers, directors and key employees at prices equal to or greater than the fair market value at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest at date of grant. All options outstanding under the plan are fully vested at December 31, 1998. Under a prior stock option plan, which has expired, 97,781 stock options remain outstanding and are exercisable at December 31, 1998.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)

     Activity under the plans for the years ended December 31, 1996, 1997 and 1998 follows:

                                                          Number of shares      Weighted average         Options
                                                                                 exercise price        exercisable
                                                          -----------------    -------------------   ----------------
        Shares under option at December 31, 1995                  239,651                    3.78            239,651

       Granted                                                         -
       Exercised                                                       -
       Expired and terminated                                    (40,915)                   2.86
                                                          -----------------    -------------------   ----------------

       Shares under option at December 31, 1996                  198,736                    3.97            198,736

       Granted                                                   459,400
                                                                                             .22
       Exercised                                                       -                      -
       Expired and terminated                                                               5.94
                                                                 (40,220)
                                                          -----------------    -------------------   ----------------

       Shares under option at December 31, 1997                  617,916                    1.05            617,916

       Granted                                                         -                      -
       Exercised                                                 (94,403)                   0.22
       Expired and terminated                                    (62,135)                   5.88
                                                          -----------------    -------------------   ----------------

       Shares under option at December 31, 1998               461,378       $               0.57            461,378
                                                          =================    ===================   ================


          The following table summarizes information about options outstanding under the Plans at December 31, 1998:

                                                                           Outstanding Options
                                                      ---------------------------------------------------------------
                                                               Shares             Remaining             Weighted
                                                          outstanding and          weighted             average
                                                            exercisable            average              exercise
                                                                                 contractual             price
                                                                                   life (in
                                                                                    years)
                                                          -----------------    -----------------    -----------------
       Range of Exercisable prices:
            $0.22                                                363,600                    9.00 $                .22
            $0.50                                                 30,000                    1.80                  .50
            $2.50                                                 67,778                    3.80                 2.50
                                                          =================    =================    =================
                           Total                                 461,378                    7.80                 0.57
                                                          =================    =================    =================




     At December 31, 1998, under all plans, all options are exercisable, and 42,000 shares remained available for future grant.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)

       Pro Forma Information

     The Company has adopted the  disclosure-only  provisions  of Statement  No.
123. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying consolidated statements of operations because the exercise price equaled or exceeded the fair value of the underlying common stock at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with Statement No. 123, the Company's recorded and pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 1996, 1997 and 1998 would have been as follows:


                                                                              Year ended December 31
                                                          ----------------------------------------------------------------
                                                                 1996                  1997                   1998
                                                          --------------------   ------------------     ------------------
       Net income (loss):
            As reported                                $      (1,852,550)              (347,189)             2,919,543
            Pro forma                                         (1,858,550)              (416,100)             2,919,543
                                                          ====================   ==================     ==================

       Basic net income (loss) per share:
            As reported                                $           (.26)                   (.05)                   .41
            Pro forma                                              (.26)                   (.06)                   .41

       Diluted net income (loss) per share:
            As reported                                $           (.26)                   (.05)                   .39
            Pro forma                                              (.26)                   (.06)                   .39
                                                          ====================   ==================     ==================


     Pro Forma income reflects only options granted in 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Further, the effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income for future years.

     Fair value of common stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                    1996                 1997              1998
                               ---------------    -----------------    ---------

       Expected life (in years)     3.00                10.00                 -
       Risk-free interest rate      6.04                 5.87                 -
       Volatility                    .50                  .50                 -
       Dividend yield                 -                    -                  -
       Fair value - grant date       .30                  .15                 -


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company-s options have

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and 1998 (continued)

     characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. No options were granted in 1998.


(10)   Commitments and Contingencies

       Leases

     The Company leases certain technical equipment under capital leases that expire through 2003.

     The Company also leases corporate offices, certain operating facilities and equipment under non-cancelable operating leases that expire through 2000.

     The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases, principally facility leases, are as follows:

                                                                          Capital leases        Operating leases
                                                                         ------------------   ---------------------

       Year ending December 31:
           1999                                                               2,386,459               78,142
           2000                                                               2,240,453               11,727
           2001                                                               1,858,662
           2002                                                               1,265,744
           2003                                                                 443,303
                                                                         ------------------   ---------------------

                  Total minimum lease payments                                8,194,621               89,869
                                                                                              =====================

           Less amount representing interest                                  1,508,340
                                                                         ------------------

                  Present value of minimum lease payments             $       6,686,281
                                                                         ==================


     Rent expense amounted to $924,747, $1,029,329 and $842,320 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                     December 31, 1997 and 1998 (continued)


(11)   Business Segment Data

     The following table shows revenues, operating earnings (loss) and identifiable assets by geographic segment for the years 1996, 1997 and 1998:

                                                    1996                 1997                   1998
                                              ------------------   ------------------    -------------------

       Revenues:
           U.S.                            $      23,729,024           23,025,270            27,804,165
           International (1)                       5,149,398            5,265,654             2,894,972
                                              ------------------   ------------------    -------------------

                                           $      28,878,422           28,290,924            30,669,137
                                              ==================   ==================    ===================

       Income (loss) from operations
           U.S.                            $        (569,068)             747,150             3,040,096
           International (1)                         456,112              714,359               287,596
                                              ------------------   ------------------    -------------------

                                           $        (112,956)           1,461,509             3,327,692
                                              ==================   ==================    ===================

       Identifiable assets:
           U.S.                            $      17,188,781           16,667,222            20,226,299
           International (1)                       5,115,147            5,820,569                     -
                                              ------------------   ------------------    -------------------

                                           $      22,303,928           22,487,791            20,226,299
                                              ==================   ==================    ===================

     (1) Consists of the Company's subsidiary, Pacific Video Canada, which was sold on May 15, 1998, see note (4).


       (12)   Pension Plan

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

     For the years ended December 31, 1997 and 1998 the Company did not contribute to the plan on behalf of its employees.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1997 and 1998




         Column A                    Column B                  Column C                 Column D                  Column E
----------------------------    --------------------      -------------------      --------------------     ---------------------
                                    Balance at             Charged to costs                                    Balance at end
                                     beginning of              and expenses            Deductions                  of period
Description                             period                                       write-offs (1)
----------------------------    --------------------      -------------------      --------------------     ---------------------

Allowance for bad debts:
     1996                       $     853,000                  448,000                   (491,000)                 810,000
                                ====================      ===================      ====================     =====================

     1997                       $     810,000                  280,000                     (3,000)               1,087,000
                                ====================      ===================      ====================     =====================

     1998                       $  1,087,000                   275,000                   (318,000)               1,044,000
                                ====================      ===================      ====================     =====================


       (1) Uncollectible accounts written off, net of recoveries.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999.

Item 11.  EXECUTIVE COMPENSATION

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999.

ITEM 13.   CERTAIN TRANSACTIONS

     The response to this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

1    and  2.  Financial  Statements  and  Financial  Statement  Schedules:   The
     financial statements and financial statement schedules are listed in the accompanying index to the Consolidated Financial Statements on page 12 on Form 10-K. The financial statements indicated on the index appearing on page 12 hereof are incorporated herein by reference.

3. Exhibits: The exhibits are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Form 10-K.

3.1  Certificate of Incorporation of the Company. (1)
3.2 Certificate of Amendment to Certificate of Incorporation of the Company filed August 29, 1990. (2)
3.3 Certificate of Amendment to Certificate of Incorporation of the Company filed August 14, 1991. (4)
3.4  By-Laws of the Company. (1)
4.1  Form of Common Stock Certificate. (2)
10.1  1990 Stock Option Plan. (1)
10.2  1997 Stock Option Plan (10)
10.5 Employment Agreement dated as of May 15, 1990 between the Company and Emory Cohen. (1).
10.8  CIT Credit Agreement signed on August 3, 1992. (5)
10.8A Amended  Loan  Agreement  between  CIT  and  the  Company  dated  April
      12, 1995. (7)
10.8B Amended Loan Agreement between CIT and the Company dated June 6, 1996. (8) 10.8C Amended Loan Agreement between CIT and the Company dated June 15, 1998
      (filed herewith)
10.10 Lease Agreement dated as of May 14, 1987 by and between the Company and Morton La Kretz, Trustee, Cross Roads Trust, UTD April 28, 1982. (2)
10.11 Lease Agreement dated as of July 18, 1983 by and between the Company and Title House. (2)
10.12 Lease Agreement dated as of February 13, 1984 by and between the Company and Morton La Kretz, Trustee, Cross Roads Trust, UTD April 28, 1982. (2)
10.14  Bank of America Amended Loan Agreement dated February 29, 1996. (7)
10.14 A Bank of America Settlement Agreement dated December 22, 1998 (filed herewith)
10.15 Employment Agreement dated as of July 24, 1995 between the Company and Randolph Blim. (7)
10.16 Settlement Agreement between 305 E. 45th Associates and the Company dated January 12, 1996. (7)
10.17 Settlement Agreement between the Company and Gregory L. Biller dated March 31, 1996. (8)
10.18 Sale of Subsidiary (PVC) (11)
22.1  List of Subsidiaries. (4)
24.1  Consent of incorporation by reference from KPMG LLP. (10)

(1) Previously filed on June 7, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
(2) Previously filed on July 23, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
(3) Previously filed on August 8, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
(4)  Previously filed on April 10, 1992 with the Company's Form 10-K.
(5)  Previously filed on August 12, 1992 with the Company's Form 10-Q.
(6)  Previously filed on May 13, 1994 with the Company's Form 10-Q.
(7)  Previously filed on April 14, 1996 with the Company's Form 10-K.
(8)  Previously filed on April 11, 1997 with the Company's Form 10-K.
(9)  Previously filed on April 14, 1998 with the Company's Form 10-K.
(10) Previously filed on December 16, 1997 with the Company's Form S-8
(11) Previously filed on June 1, 1998 with the Company's Form 8-K


(b)  Reports on Form 8-K

     During the second quarter ended June 30, 1998, the Registrant filed a Current Report on Form 8-K dated May 14, 1998 reporting the sale of the Registrant's investment in Pacific Video Canada Ltd.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 1999.

                      LASER-PACIFIC MEDIA CORPORATION


                                          /s/ James R. Parks
                                              James R. Parks
                                              Chairman of the Board and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                          Title
Date

/s/ James R. Parks
James R. Parks                            Chairman of the Board and
March 26, 1999                             Chief Executive Officer
                                        (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen                   President, Chief Operating Officer and Director
March 26, 1999


/s/ Robert McClain
Robert McClain                     Vice President and Chief Financial Officer
March 26, 1999


/s/ Ronald Zimmerman
Ronald Zimmerman                                    Director
March 26, 1999


/s/ Cornelius P. McCarthy III
Cornelius P. McCarthy III                           Director
March 26, 1999