Form 10-Q
period 1999-03-31
LASER PACIFIC MEDIA CORPORATION
filed 1999-05-06
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 1999
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 1999 was 7,360,475 shares of Common Stock, $.0001 par value.


                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements                          3

      Condensed Consolidated Balance Sheets                                  3
      Condensed Consolidated Statements of Operations                        4
      Condensed Consolidated Statements of Cash Flows                        5
      Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Part II - Other Information

      Signatures                                                            11

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                                   (Audited) (Unaudited)
                                                                                      December 31,         March 31
                                                                                          1998               1999

                                                                                   ---------------     --------------
Assets
Current assets                                                                   $
   Cash                                                                                   1,159,206          3,343,080
   Receivables net of allowance for doubtful accounts                                     4,747,143          4,043,431
   Other current Assets                                                                     747,886            725,493
                                                                                     ---------------     --------------

     Total Current Assets                                                                 6,654,235          8,112,004

Net property and equipment                                                               13,219,739         12,733,442
Other assets                                                                                352,325            278,531

                                                                                     ---------------     --------------
   Total Assets                                                                  $       20,226,299         21,123,977
                                                                                     ===============     ==============

Liabilities and Stockholders' Equity
Current liabilities
   Current installments of notes payable to bank and long-term debt              $        2,462,324          2,500,225
   Other current liabilities                                                              1,423,199          1,814,762
                                                                                     ---------------     --------------

     Total Current Liabilities                                                            3,885,523          4,314,987

Notes payable to bank and long-term debt, less current installments                       7,628,588          6,918,873

Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and
   outstanding  7,222,575  shares at December  31, 1998 and  7,323,175 at March                 722                732
   31, 1999,
Additional paid-in capital                                                               19,792,737         19,815,321
Accumulated deficit                                                                    (11,081,271)        (9,925,936)
                                                                                     ---------------     --------------

   Net stockholders' equity                                                               8,712,188          9,890,117
                                                                                     ---------------     --------------

   Total Liabilities and Stockholders' Equity                                     $      20,226,299         21,123,977
                                                                                     ===============     ==============




     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)




                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                         1998               1999
                                                                                    ---------------    ----------------

     Revenues                                                                  $         8,051,851           7,941,609
     Operating costs                                                                     5,927,686           5,416,689
                                                                                    ---------------    ----------------
           Gross profit                                                                  2,124,165           2,524,920
     Selling, general and administrative
         and other expenses                                                              1,201,341           1,057,877
                                                                                    ---------------    ----------------
           Income from operations                                                          922,824           1,467,043

     Interest expense                                                                      377,322             300,284
     Other income                                                                           25,794              23,476
                                                                                    ---------------    ----------------
           Income before income taxes                                                      571,296           1,190,235

     Provision for income taxes                                                             16,000              34,900
                                                                                    ---------------    ----------------
           Net income                                                          $           555,296           1,155,335
                                                                                    ===============    ================


     Earning per share
         Net income per basic share                                              $            0.08                0.16
                                                                                    ===============    ================

         Net income per diluted share                                                         0.07                0.15
                                                                                    ===============    ================

     Weighted average shares outstanding (basic)                                         7,128,172           7,167,296
                                                                                    ===============    ================

     Weighted average shares outstanding (diluted)                                       7,510,300           7,809,066
                                                                                    ===============    ================



   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------------
                                                                                  1998                   1999
                                                                           -------------------    -------------------

      Cash flows from operating activities
        Net income                                                     $              555,296              1,155,335
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                           1,024,498                694,043
            Gain on sale of Property and equipment                                   (41,671)                (1,600)
            Provision for doubtful accounts receivable                                 66,971                 78,737
            Change in assets and liabilities:
               (Increase) decrease in:
                Accounts receivable                                                   439,604                624,975
                Inventory                                                                 558                (3,983)
                Prepaid expenses and other current assets                              53,919                 26,376
                Other assets                                                           83,278                 73,793
              Increase in:
                Accounts payable and accrued expenses                                 412,051                391,564
                                                                           -------------------    -------------------
      Net cash provided by operating activities                                     2,594,504              3,039,240
                                                                           ===================    ===================

      Cash flows from investing activities:
        Purchases of property and equipment                                         (775,700)              (207,746)
        Net proceeds from disposal of property and equipment                           46,457                  1,600
                                                                           -------------------    -------------------
                Net cash used in investing activities                               (729,243)              (206,146)
                                                                           ===================    ===================

      Cash flows from financing activities :
        Net (repayment) borrowings of notes payable to bank and                   (1,638,896)              (671,814)
        long-term debt
         Repayments of notes payable to related parties                             (400,000)                      -
        Proceeds from issuance of common stock                                              -                 22,594
                                                                           -------------------    -------------------
                Net cash used in financing activities                             (2,038,896)              (649,220)
                                                                           ===================    ===================

                Net increase (decrease) in cash                                     (173,635)              2,183,874
      Cash at beginning of period                                                     367,363              1,159,206
                                                                           -------------------    -------------------
      Cash at end of period                                            $              193,728              3,343,080
                                                                           ===================    ===================

      Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                       $              377,322                300,284
                                                                           ===================    ===================


     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of March 31, 1999 and December 31, 1998; the results of operations for the three month periods ended March 31, 1998 and 1999; and the statements of cash flows for the three month periods ended March 31, 1998 and 1999. Included in the Condensed Consolidated Financial Statements for March 31, 1998 is the activity of the Company's consolidated subsidiary, Pacific Video Canada, Ltd. ("PVC"). PVC's fiscal year ends October 31, therefore, the results of operations include the three month period ended January 31, 1998. On May 15, 1998, the Company sold all of its investment in PVC. Accordingly, revenue and expense of PVC through March 31, 1998 are included in the results of operations for the period ended March 31, 1998, but are not included in the results of operations for the period ended March 31, 1999. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally
disproportionate  to  revenues  because  selling,   general  and  administrative
expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

(2)      Income per Share

     Net income per basic and diluted shares are based upon the weighted average number of common shares outstanding. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price during the quarter ended March 31, 1998 and 1999.

(3)      Income Taxes

     At March 31, 1999, federal income tax expense of $24,000 and state income tax expense of $11,000 was recognized after the application of net operating loss carry forwards. Income tax expense for the quarter ended March 31, 1999 was computed using the estimated effective tax rate to apply for all of 1999 after considering the impact of net operating loss carryforwards.

                         LASER-PACIFIC MEDIA CORPORATION

                                   (Unaudited)

(4)      Earnings per share

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



                                                       Three Months ended
                                                  3/31/98               3/31/99
                                                  -----------------------------
     Net Earnings                         $       555,296             1,155,335

     Shares:
     Weighted Average Common Shares             7,128,172             7,167,296
     Dilutive Stock Options and Warrants          383,128               641,770
     Dilutive Potential Common Shares           7,511,300             7,809,066

     Earnings Per Share:
     Basic                                $          0.08                  0.16
     Diluted                              $          0.07                  0.15


(5)      Sale of Pacific Video Canada Ltd.

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,810,000 and a gain on sale of $874,000, net of applicable taxes.

     The statement of operations of Pacific Video Canada, Ltd. presented below reflect the amounts attributable to PVC which are included in the condensed consolidated financial statements of Laser-Pacific Media Corp. as of March 31, 1998.


                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations



                                                          Three Months Ended
                                                            March 31, 1998
                                                     --------------------------
          Sales                                      $            1,249,905
          Direct expenses                                           906,982
                                                     --------------------------
                   Gross Profit                                     342,923

          SG&A expenses                                             273,111
                                                     --------------------------
                   Earnings from Operations                          69,812

          Interest and Other expenses                                34,538
                                                     --------------------------
                   Earnings before income taxes                      35,274

          Income taxes                                               16,226
                                                     --------------------------
                   Net earnings                      $               19,048
                                                     ==========================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the quarter ended March 31, 1999 decreased to $7,942,000 from $8,052,000 for the same period last year, a decrease of $110,000 or 1.4%. The decline in revenues for the quarter is attributable to the elimination of the revenue from International Operations which is the result of the sale of our Canadian subsidiary Pacific Video Canada Ltd. (PVC) on May 15, 1998 (see footnote 5). All of the Laser Pacific's International Operations are attributable to PVC which represented $1,250,000 in revenues for the period ended March 31, 1998. The revenues for the quarter ended March 31, 1999 at the Company's U.S. facilities increased $1,140,000 or 16.8% versus the last year. The increase in revenues at U.S. facilities is comprised of an increase of $1,052,000 in Production Services, an increase of $125,000 in Film Production Services and a decrease of $37,000 in Post Production Services. The Company's Production Services business has declined over the last four years and is no longer material to the Company's sales or operating profits. The increase in revenues at our U.S. Facilities from Post-Production Services is attributable to increased demand for the Company's services with significant increases in digital compression services; including digital video discs, and revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from Digital Compression services and the additional revenue from High-Definition services amounted to $666,000 for the period.

     For the quarter ended March 31, 1999 the Company recorded a gross profit of $2,525,000 compared to a gross profit of $2,124,000 for the same period last year, an increase of $401,000 or 18.9%. For the period ended March 31, 1998, gross profit from domestic operations was $1,781,000. The over all increase in gross profit was offset by a decline in gross profit from International Operations which is the result of the sale of PVC. The gross profit for the three months ended March 31, 1999 at the Company's U.S. facilities increased $744,000 or 41.8% versus the year-ago period. The increase in gross profit at U.S. facilities is the result of increased sales volume at our U.S. facilities, discussed above, offset by increased operating costs at our U.S. facilities, as explained below.

     Operating costs for the quarter ended March 31, 1999 were $5,417,000 versus $5,928,000 for the same period last year, a decrease of $511,000 or 8.6%. There was an increase in operating costs at our U.S. facilities which was offset by a decline in operating costs from International Operations which is the result of the sale of PVC. The operating costs for the three months ended March 31, 1999 at the Company's U.S. facilities increased $396,000 or 7.9% versus the same period last year. The increase in operating costs from our US operations is attributable primarily to an increase in labor costs of $499,000 which is a result of the increased level of sales. These increases were partially offset by a reduction in depreciation expense of $154,000. Operating costs, as a percentage of revenues of our U.S. Operations for the three months ended March 31, 1999 were 68.2% compared with 73.8% for the same year-ago period.

     Selling, General and Administrative (SG&A) expenses for the three months ended March 31, 1999 were $1,058,000 as compared to $1,201,000 during the same year-ago period, a decrease of $143,000 or 11.9%. There was an increase in SG&A of $130,000 at our U.S. facilities offset by a decline of $273,000 in SG&A from international operations, as a result of the sale of PVC. The increase in SG&A at the U.S. facilities is attributable to increases in advertising, promotion, repairs, maintenance and taxes, offset by lower insurance costs and professional fees.

     Interest expense for the three months ended March 31, 1999 was $300,000 compared to $377,000 for the same year-ago period, a decrease of $77,000 or 20.4%. The decrease in interest expense is the result of reduced borrowing and lower interest rates. Interest expense decreased $43,000 in the U.S or 12.4%. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

     Depreciation expense for the three months ended March 31, 1999 was $694,000 compared to $1,024,000 for the same period last year, a reduction of $330,000 or 32.2%. The depreciation expense reductions were the result of the sale of PVC (discussed above), and the company acquiring less equipment than the amount of equipment that became fully depreciated during the three months ended March 31, 1999. The decrease in depreciation expense in the U.S. was $154,000 for the period.


Liquidity and Capital Resources

     Improved operating results and the sale of Pacific Video Canada had a very positive effect on the liquidity and capital resources of the company. The improved operating results and the cash generated enabled the company to reduce debt, borrow at better terms and increase availability under existing loan agreements.

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable. The outstanding balance of the term loan was $3,160,000 at March 31, 1999. It is payable in monthly installments of $81,000 plus interest at 10.5% through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $0 at March 31, 1999. The revolving loan bears interest at prime plus 1.5%, which is payable monthly. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

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

Item 1.  Submissions of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of 1999.

Item 2.  Exhibits and Reports on Form 8-K



                                  Signatures



                         LASER-PACIFIC MEDIA CORPORATION

                                  (Registrant)


          Dated:  May 5, 1999                  /s/  James R. Parks
                                                    James R. Parks
                                                    Chairman of the Board
                                                    and Chief Executive Officer





          Dated:  May 5, 1999                  /s/ Robert McClain
                                                   Robert McClain
                                                   Secretary and Chief
                                                   Financial Officer

                                                  (Principal Financial and
                                                   Accounting Officer)