Form 10-Q
period 1999-06-30
LASER PACIFIC MEDIA CORPORATION
filed 1999-08-12
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 1999
                                                             OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

                         Commission File Number 0-19407

                         LASER-PACIFIC MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware 95-3824617
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

809 N. Cahuenga Blvd. Hollywood, California 90038 (323) 462-6266 (Address, including zip code and telephone number, including area code of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1999 was 7,585,010 shares of Common Stock, $.0001 par value.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements                        3

            Condensed Consolidated Balance Sheets                           3
            Condensed Consolidated Statements of Operations                 4
            Condensed Consolidated Statements of Cash Flows                 5
            Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         11

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 6.  Exhibits and Reports on Form 8-K                                   12

            Signatures                                                      13

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                                    (Audited)          (Unaudited)
                                                                                   December 31           June 30
                                                                                      1998                1999
                                                                                 ----------------    ----------------

Assets

Current assets                                                                $        6,654,235  $        6,758,893
Net property and equipment                                                            13,219,739          13,876,738
Other assets                                                                             352,325             539,562

                                                                                 ----------------    ----------------
Total Assets                                                                  $       20,226,299  $       21,175,193
                                                                                 ================    ================

Liabilities and Stockholders' Equity

Current liabilities                                                           $        3,885,523  $        4,213,316
Notes payable to bank and long-term debt, less current installments                    7,628,588           7,673,037

Stockholders' equity:
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding 7,222,575 shares at December 31, 1998 and 7,519,559
   at June 30, 1999.                                                                         722                 752
Additional paid-in capital                                                            19,792,737          19,828,237
Accumulated deficit                                                                 (11,081,271)        (10,540,149)
                                                                                 ----------------    ----------------
 Net stockholders' equity                                                              8,712,188           9,288,840
                                                                                 ----------------    ----------------
Total Liabilities and Stockholders' Equity                                    $       20,226,299  $       21,175,193

                                                                                 ================    ================






   See accompanying notes to the condensed consolidated financial statements.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)




                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30                              June 30
                                                             ----------------------------------    --------------------------------
                                                                 1998               1999               1998               1999
                                                             --------------    ----------------    --------------     -------------

Revenues                                                 $       6,576,480           5,594,118  $     14,628,331        13,535,727

Operating costs
     Direct costs                                                4,609,903           4,212,592         9,690,041         8,935,238
     Depreciation and amortization                               1,076,258             713,511         1,923,806         1,407,554
                                                             --------------    ----------------    --------------     -------------
                                                                 5,686,161           4,926,103        11,613,847        10,342,792
                                                             --------------    ----------------    --------------     -------------
      Gross profit                                                 890,319             668,015         3,014,484         3,192,935
Selling, general and administrative
    and other expenses                                           1,309,546           1,054,051         2,510,887         2,111,928
                                                             --------------    ----------------    --------------     -------------
      Income (loss) from operations                              (419,227)           (386,036)           503,597         1,081,007

Gain on sale of subsidiary, net of applicable taxes                874,578                 ---           874,578               ---
Interest expense                                                   352,431             282,730           729,753           583,014
Other Income                                                         6,242              34,353            16,036            57,829
                                                             --------------    ----------------    --------------     -------------
      Income before income taxes                                   109,162           (634,413)           664,458           555,822

Provision for (benefit from) income taxes                           54,544            (20,200)            54,544            14,700

                                                             ==============    ================    ==============     =============
      Net income (loss)                                  $          54,618           (614,213)  $        609,914           541,122
                                                             ==============    ================    ==============     =============

Net Income (loss) Per Share
       Basic Net Income                                  $            0.01              (0.08)  $           0.09              0.07
                                                             --------------    ----------------    --------------     -------------

       Diluted Net Income                                $            0.01              (0.08)  $           0.08              0.07
                                                             --------------    ----------------    --------------     -------------

Weighted average shares outstanding (basic)                      7,147,539           7,414,670         7,137,855         7,344,705
                                                             ==============    ================    ==============     =============

Weighted average shares outstanding (diluted)                    7,627,385           7,414,670         7,408,888         7,779,488
                                                             ==============    ================    ==============     =============


     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Six Months ended June 30
                                                                                      ------------------------------------
                                                                                           1998                 1999
                                                                                      ---------------      ---------------
      Cash flows from operating activities
        Net income                                                                 $         609,914   $          541,122
        Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                                 1,563,860            1,407,554
             Gain on sale of subsidiary                                                    (874,578)                  ---
             Gain on sale of property and equipment                                         (46,957)              (2,500)
             Provision for doubtful accounts receivable                                      115,742              134,678
             Other                                                                               810                   76
             Change in assets and liabilities:
                (Increase) decrease in:
                   Accounts receivable                                                     1,723,997            1,580,793
                   Inventory                                                                  27,937              (7,545)
                   Prepaid expenses and other current assets                                (28,251)               38,214
                   Other assets                                                               75,476            (187,237)
                Increase (decrease) in:
                   Accounts payable and accrued expenses                                     285,633             (12,805)
                                                                                      ===============      ===============
                       Net cash provided by operating activities                           3,453,583            3,492,350
                                                                                      ===============      ===============

      Cash flows from investing activities:
             Purchases of property and equipment                                         (1,454,204)          (2,064,553)
             Net proceeds from disposal of property and equipment                             46,957                2,500
             Net effect of sale of subsidiary                                              3,402,091                  ---
                                                                                      ---------------      ---------------
                       Net cash (used in) provided by investing activities                 1,994,844          (2,062,053)
                                                                                      ===============      ===============

      Cash flows from financing activities :
             Net (repayment) proceeds of notes payable to bank and long- term debt       (3,351,252)              385,047
             (Repayment) of notes payable to related parties                               (900,000)                  ---
             Proceeds from issuance of common stock                                            6,534               35,530
                                                                                      ===============      ===============
                       Net cash (used in) provided by financing activities               (4,244,718)              420,577
                                                                                      ===============      ===============

                       Net increase in cash                                                1,203,709            1,850,874
      Cash at beginning of period                                                            367,363            1,159,206
                                                                                      ---------------      ---------------
      Cash at end of period                                                                1,571,072            3,010,080
                                                                                      ===============      ===============

      Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                                   $         729,753   $          583,014
                                                                                      ===============      ===============

     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION

                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1)      Basis of Presentation

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of June 30, 1999 and December 31, 1998; the results of operations for the three and six month periods ended June 30, 1998 and 1999; and the statements of cash flows for the six month periods ended June 30, 1998 and 1999. Included in the Condensed Consolidated Financial Statements is the activity of the Company's consolidated subsidiary, Pacific Video Canada, Ltd. ("PVC"). On May 15, 1998 the Company sold all of its investment in PVC. Accordingly, revenue and expense of PVC through May 15, 1998 is included in the results of operations for the three and six month periods ended June 30, 1998. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally
disproportionate  to  revenues  because  selling,   general  and  administrative
expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the regulations of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

(2)       Income per Share

     Net income per basic and diluted shares are based upon the weighted average number of common shares outstanding. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price, unless considered anti-dilutive, during the three and six month periods ended June 30 1999.

(3)         Income Taxes

     For the six months ended June 30, 1999, federal income tax expense of $11,000 and state income tax expense of $3,700 was recognized after the application of net operating loss carry forwards. Income tax expense for the six months ended June 30, 1999 was computed using the estimated effective tax rate to apply for all of 1999 after considering the impact of net operating loss carry forwards.

                         LASER-PACIFIC MEDIA CORPORATION

                                   (Unaudited)

(4)      Income per Share (EPS)

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


                                                                      Three Months ended                Six Months ended
                                                                      6/30/98          6/30/99          6/30/98           6/30/99



Net Income (Loss)                                             $        54,618        (614,213)  $       609,914           541,122

Shares:
Weighted Average Common Shares                                      7,147,539        7,414,670        7,137,855         7,344,705
Dilutive Stock Options and Warrants                                   479,846              ---          271,033           434,783
Dilutive Potential Common Shares                                    7,627,385        7,414,670        7,408,888         7,779,448

Earnings Per Share:
Basic                                                         $          0.01           (0.08)  $          0.09              0.07
Diluted                                                       $          0.01           (0.08)  $          0.08              0.07


(5)      Sale of Pacific Video Canada Ltd.  (PVC)

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,810,000 and a gain on sale of $875,000, net of applicable taxes.

     The statement of operations of PVC presented below reflects the amounts attributable to PVC, which are included in the condensed consolidated financial statements of the Company, as of the three and six month periods ended June 30, 1998.

                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                                         3 Months ended                 6 Months ended
                                                                         June 30, 1998                  June 30, 1998

                                                                   ---------------------------     ------------------------


          Sales                                                 $                   1,645,067  $                 2,894,972
          Direct expenses                                                           1,172,840                    2,079,822
                                                                   ---------------------------     ------------------------
                   Gross Profit                                                       472,228                      815,151

          SG&A expenses                                                               333,146                      606,257
                                                                   ---------------------------     ------------------------
                   Earnings from Operations                                           139,081                      208,893

          Interest and Other expenses                                                  36,628                       71,166
                                                                   ---------------------------     ------------------------
                   Earnings before income taxes                                       102,453                      137,727

          Income taxes                                                                 38,318                       54,544
                                                                   ===========================     ========================
                   Net earnings                                 $                      64,135  $                    83,183
                                                                   ===========================     ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     On May 15, 1998 the Company sold all of it's investment in Pacific Video Canada Ltd. (PVC) to Command Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and recognized a net gain on sale of $875,000. The proceeds were used to reduce outstanding debt and to provide working capital.

     The condensed consolidated statement of operations of Laser Pacific Media Corporation for the three and six month periods ended June 30, 1998 include amounts attributable to PVC and also the gain recognized on the sale. In comparing the results for three and six month periods ended June 30, 1998 to the same periods ended June 30, 1999 material amounts attributable to PVC are presented, followed by a comparison of our U.S. operations for the periods, excluding the contribution of PVC. Revenues for the six months ended June 30, 1999 decreased to $13,536,000 from $14,628,000 for the same year-ago period, a decrease of $1,092,000 or 7.5%. Revenues from International Operations decreased $2,895,000 as a result of the sale of our Canadian subsidiary Pacific Video Canada Ltd (PVC) on May 15, 1998. All of Laser Pacific's International Operations are attributable to PVC.

     Revenues for six months ended June 30, 1999 at the Company's U.S. facilities increased $1,803,000, or 15.4% versus the year-ago period. The increase in revenues at U.S. facilities is comprised of an increase of $1,833,000 in Post Production Services, an increase of $61,000 in Film
Production Services and a decrease of $91,000 in Production Services. The Company's Production Services Business has declined over the last four years and is no longer material to the Company's sales or operating profits. The increase in revenues at the U.S. facilities from Post Production Services is attributable to increased demand for the Company's services with significant increases in Digital Compression Services including Digital Versatile, Disc Feature Film
Mastering and High Definition Services. The increase in revenues from Digital Compression Services, Film Mastering and High Definition Services amounted to $1,273,000 for the period, an increase of 107.3% over the previous year-ago period.

     Revenues for the quarter ended June 30, 1999 decreased to $5,594,000 from $6,576,000 for the same year-ago period, a decrease of $982,000 or 14.9%. Revenues from International Operations decreased $1,645,000 as a result of the sale of the Company's Canadian subsidiary Pacific Video Canada Ltd (PVC) on May 15, 1998. All of Laser Pacific's International Operations are attributable to PVC. Revenues for three months ended June 30, 1999 at the Company's U.S. facilities increased $663,000, or 13.4% versus the year-ago period. The increase in revenues at the Company's U.S. facilities is comprised of an increase of $780,000 in Post Production Services, a decrease of $63,000 in Film Production Services and a decrease of $54,000 in Production Services. The Company's Production Services Business has declined over the last four years and is no longer material to the Company's sales or operating profits. The increase in revenues at the U.S. Facilities from Post Production Services is attributable to increased demand for the Company's services with significant increases in Digital Compression Services including Digital Versatile Disc, Feature Film Mastering and High Definition Services. The increase in revenues from Digital Compression Services, Film Mastering and High Definition Services amounted to $608,000 for the period an increase of 81.8% over the previous year-ago period.

     For the six months ended June 30, 1999, the Company recorded a gross profit of $3,193,000 compared with $3,014,000 for the same year ago period, an increase of $179,000 or 5.9%. The overall increase in gross profit was offset by a decline in gross profit from International Operations which is the result of the sale of PVC. The gross profit for the six months ended June 30, 1999 at the Company's U.S. facilities increased $994,000 or 45.2% versus the year-ago period, while gross profit from Canada decreased $815,000 versus the year-ago period. The increase in gross profit at U.S. facilities is the result of increased sales volume, discussed above, offset by increased operating costs, explained below.

     For the quarter ended June 30, 1999 the Company recorded a gross profit of $668,000 compared to a gross profit of $890,000 for the same year ago period, a decrease of $222,000 or 25.0%. The decrease in gross profit is the result of the decline in gross profit of $472,000 from International Operations, which is the result of the sale of PVC. The gross profit for the three months ended June 30, 1999 at the Company's U.S. facilities increased $250,000 or 59.8% versus the year-ago period. The increase in gross profit at U.S. facilities is the result of increased sales volume, discussed above, offset by increased operating costs, explained below.

     Operating costs for the six months ended June 30, 1999 were $10,343,000 versus $11,614,000 for the year-ago period, a decrease of $1,271,000 or 10.9%. There was an increase in operating costs at the Company's U.S. facilities of $809,000 or 8.5% versus the year-ago period. The increase at our U.S. facilities was offset by a decline in operating costs of $2,080,000 from International Operations, which is the result of the sale PVC. The operating costs from the Company's U.S. operations increased in most categories as a result of the increase in sales volume. The most significant increase being labor costs which increased $860,000. Higher labor costs were brought about by an increased number of employees and more hours worked. The additional labor costs were incurred as a result of increased sales and the expansion of the Company's facilities. These increases were partially offset by a reduction in depreciation expense from U.S. Operations of $156,000. Operating costs from U.S. Operations, as a percentage of revenues of the Company's U.S. Operations for the six months ended June 30, 1999 were 76.4% compared with 81.3% for the same year-ago period.

     Operating costs for the quarter ended June 30, 1999 were $4,926,000 versus $5,686,000 for the year-ago period, a decrease of $760,000 or 13.4%. There was an increase in operating costs at the Company's U.S. facilities of $413,000 or 9.2% versus the year-ago period. The increase at the Company's U.S. facilities was offset by a decline in operating costs of $1,173,000 from International Operations, which is the result of the sale of PVC. The most significant increase in operating costs from the Company's U.S. operations was labor costs which increased $361,000. Higher labor costs were brought about by an increased number of employees and more hours worked. The additional labor costs were incurred as a result of increased demand for services and the expansion of our facilities. Operating costs, as a percentage of revenues of the Company's U.S. Operations for the three months ended June 30, 1999 were 88.1% compared with 91.5% for the same year-ago period.

     Depreciation expense for the six months ended June 30, 1999 was $1,408,000 compared to $1,924,000 for the same year-ago period, a decrease of $516,000 or 26.8%. The depreciation expense reduction was primarily the result of the sale of PVC discussed above. Depreciation expense for PVC for the six months ended June 30, 1998 was $360,000.

     Depreciation expense for the quarter ended June 30, 1999 was $714,000 compared to $1,076,000 for the same year-ago period, a decrease of $362,000 or 33.7%. The depreciation expense reduction was primarily the result of the sale of PVC discussed above.

     Selling, general and administrative (S G & A), and other expenses for the six months ended June 30, 1999 were $2,112,000 as compared to $2,511,000 during the same year-ago period, an decrease of $399,000 or 15.9%. There was an increase in SG&A of $207,000 at the Company's U.S. facilities while SG&A for the Company's International Operations decreased $606,000 as the result of the sale of PVC discussed above. The most significant increase in SG&A in the U.S. was advertising and promotion expense, which was partially offset by a reduction in professional fees and insurance expense.

     SG&A and other expenses for the three months ended June 30, 1999 were $1,054,000 as compared to $1,310,000 during the same year-ago period, a decrease of $256,000 or 19.5%. There was an increase in SG&A of $77,000 at our U.S. facilities while SG&A for our International Operations decreased $333,000 as the result of the sale of PVC discussed above. . The most significant increase in SG&A in the U.S. was advertising and promotion expense, which was partially offset by a reduction of expenses in other categories.

     Interest expense for the six months ended June 30, 1999 was $583,000 compared to $730,000 for the same year-ago period, a decrease of $147,000 or 20.1%. The decrease in interest expense is the result of lower borrowing, reduced rates in the U.S. and the elimination of PVC discussed above. Interest expense decreased $73,000 in the U.S. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

     Interest expense for the quarter ended June 30, 1999 was $283,000 compared to $352,000 for the same year-ago period, a decrease of $69,000 or 19.8%. The decrease in interest expense is the result of lower borrowing, reduced rates in the U.S. and the elimination of PVC discussed above. Interest expense decreased $32,000 in the U.S. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

Liquidity and Capital Resources

     Improved operating results and the sale of Pacific Video Canada had a very positive effect on the liquidity and capital resources of the company. The improved operating results and the cash generated enabled the company to reduce debt, borrow at better terms and increase availability under existing loan agreements.

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The outstanding balance of the term loan was $2,998,000 at June 30, 1999. It is payable in monthly installments of $81,000 plus interest at prime plus 1.0% through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan bears interest at prime plus 1.0% which is payable monthly. The revolving loan had an outstanding balance of $23,000 at June 30, 1999. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

     The Company has entered into commitments with various equipment manufacturers and distributors to acquire additional equipment as a result of the increasing demand for the Company's services. The commitments made by the Company to acquire the equipment may exceed $7,000,000 for the fiscal year ended December 31, 1999. Projected cash flow and available borrowings under existing credit arrangements are adequate to fund the purchases.

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

Cost to Address the Company's Year 2000 Issues

     When systems are identified that are not Year 2000 compliant the Company contracts with vendors to obtain updates, which will ensure compliance, and in a limited number of instances the systems are replaced. Some older equipment will need to be reset after January 01, 2000 but should function properly thereafter. The cost to remedy Year 2000 compliance to date has not been material and is being funded out of operating cash flow. The Company estimates that any future remedial costs will not be material and should not exceed $100,000.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the quarter ended June 30, 1999 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $2,998,000 at June 30, 1999 under a term loan (discussed below) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.


     Forward looking statements and comments in this document relating to, among other things, the prospects for the Company to achieve growth in sales, the ability to reduce overhead, ability to achieve positive operating results, obtain financing and to resolve Year 2000 computer problems, are necessarily subject to risks and uncertainties. These risks and uncertainties are significant in scope and nature, including risks related to competition, continuation of sales levels and in particular the risks related to the cost and availability of capital.

Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on July 16, 1999, the following individuals were elected to the Board of Directors with each such individual receiving 5,816,489 votes in favor of his election to the Board of Directors, while 4,050 votes were withheld.


                        Emory M. Cohen
                        Thomas Gordon
                        James R. Parks
                        Ronald Zimmerman


     A proposed Amendment to add 500,000 options to the Company's Incentive and Non-Qualified Stock Option Plan (1997) was also approved.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits 10.2A Amendment Number 1 to Incentive and Non-Qualified Stock Option Plan (1997), dated July 19, 1999.

     (b) Reports on Form 8-K None.

                                   Signatures



                                         LASER-PACIFIC MEDIA CORPORATION

                                                   (Registrant)


     Dated: August 11, 1999      /s/James R. Parks
                                   James R. Parks
                                   Chairman of the Board
                                   and Chief Executive Officer





     Dated: August 11, 1999      /s/Robert McClain
                                    Robert McClain
                                    Secretary and
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)