Form 10-Q
period 1999-09-30
LASER PACIFIC MEDIA CORPORATION
filed 1999-10-28
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 1999
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of October 1, 1999 was 7,646,546 shares of Common Stock, $.0001 par value.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements                        3

        Condensed Consolidated Balance Sheets                              3
        Condensed Consolidated Statements of Operations                    4
        Condensed Consolidated Statements of Cash Flows                    5
        Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial Condition        8
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk         11

Part II.Other Information

Item 4. Submission of Matters to a Vote of Security Holders                12

Item 6. Exhibits and Reports on Form 8-K                                   12

        Signatures                                                         13

Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                                                      (Unaudited)
                                                                                   December 31        September 30
                                                                                      1998                1999
                                                                                 ----------------    ----------------

Assets

Current assets                                                               $         6,654,235  $        7,770,347
Net property and equipment                                                            13,219,739          18,764,781
Other assets                                                                             352,325             506,838

                                                                                 ================    ================
Total Assets                                                                 $        20,226,299  $       27,041,966
                                                                                 ================    ================

Liabilities and Stockholders' Equity

Current liabilities                                                          $         3,885,523  $        5,652,223
Notes payable to bank and long-term debt, less current installments                    7,628,588          11,348,306


Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding 7,222,575 shares at December 31, 1998 and 7,646,546
   shares at September 30, 1999.                                                             722                 765
Additional paid-in capital                                                            19,792,737          19,844,174
Accumulated deficit                                                                 (11,081,271)         (9,803,502)
                                                                                 ----------------    ----------------
   Net stockholders' equity                                                            8,712,188          10,041,437
                                                                                 ================    ================
Total Liabilities and Stockholders' Equity                                   $        20,226,299  $       27,041,966
                                                                                 ================    ================






   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)



                                                                    Three Months ended                    Nine Months ended
                                                                       September 30                         September 30
                                                             ----------------------------------    --------------------------------
                                                                 1998                1999             1998              1999
                                                             --------------    ----------------    --------------     -------------

Revenues                                                 $       6,579,393           7,771,664  $     21,207,725        21,307,391

Operating costs
      Direct costs                                               4,285,085           4,793,085        13,975,127        13,728,331
      Depreciation and amortization                                836,042             841,981         2,759,847         2,249,535
                                                             --------------    ----------------    --------------     -------------
             Total operating costs                               5,121,127           5,635,066        16,734,974        15,977,866
                                                             --------------
                                                                               ----------------    --------------     -------------
      Gross profit                                               1,458,266           2,136,598         4,472,751         5,329,525
Selling, general and administrative
    and other expenses                                           1,064,316           1,086,178         3,575,204         3,198,098
                                                             --------------    ----------------    --------------     -------------
      Income from operations                                       393,950           1,050,420           897,547         2,131,427

Interest expense                                                   298,223             298,717         1,027,975           881,731
Other income                                                        23,406              18,545            39,441            76,374
Gain on sale of Subsidiary                                             ---                 ---           874,578               ---
                                                             --------------    ----------------    --------------     -------------
      Income before income taxes                                   119,133             770,248           783,591         1,326,070

Provision for income taxes                                             ---              33,600            54,544            48,300

                                                             ==============    ================    ==============     =============
      Net income                                         $         119,133             736,648  $        729,047         1,277,770
                                                             ==============    ================    ==============     =============

Net Income Per Share
       Basic net income                                  $            0.02                0.10  $           0.10              0.17
                                                             --------------    ----------------    --------------     -------------

       Diluted net income                                $            0.02                0.09  $           0.10              0.16
                                                             --------------    ----------------    --------------     -------------

Weighted average shares outstanding (basic)                      7,166,639           7,620,967         7,147,450         7,436,793
                                                             ==============    ================    ==============     =============

Weighted average shares outstanding (diluted)                    7,516,936           7,990,728         7,498,634         7,778,664
                                                             ==============    ================    ==============     =============



     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Nine Months ended September 30
                                                                                      ------------------------------------
                                                                                           1998                 1999
                                                                                      ---------------      ---------------
      Cash flows from operating activities
        Net income                                                                $          729,047   $        1,277,770
        Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                                 2,399,901            2,249,535
             Gain on sale of subsidiary                                                    (874,578)                  ---
             Gain on sale of Property and equipment                                         (63,185)              (3,500)
             Provision for doubtful accounts receivable                                       79,120              238,394
             Other                                                                               811                   76
             Change in assets and liabilities:
                (Increase) decrease in:
                   Accounts receivable                                                     (585,908)          (1,607,599)
                   Inventory                                                                  36,912             (34,175)
                   Prepaid expenses and other current assets                               (137,309)               84,079
                   Other assets                                                             (30,955)            (154,513)
                   Increase in accounts payable and accrued expenses                         554,090              516,450
                                                                                      ===============      ===============
                       Net cash provided by operating activities                           2,107,947            2,566,517
                                                                                      ===============      ===============

      Cash flows from investing activities:
             Purchases of property and equipment                                         (4,196,002)          (7,794,578)
             Net proceeds from disposal of property and equipment                             64,458                3,500
             Net effect of sale of subsidiary                                              3,402,091                  ---
                                                                                      ---------------      ---------------
                       Net cash used in investing activities                               (729,453)          (7,791,078)
                                                                                      ===============      ===============

      Cash flows from financing activities :
             Proceeds borrowed under notes payable to bank and long-term debt              2,122,844            6,769,054
             Repayment of notes payable to bank and long-term debt                       (2,917,273)          (1,799,086)
             Repayment of notes payable to related parties                                 (900,000)                  ---
             Proceeds from issuance of common stock                                           12,320               51,480
                                                                                      ===============      ===============
                       Net cash provided by (used in) financing activities               (1,682,109)            5,021,448
                                                                                      ===============      ===============

                       Net decrease in cash                                                (303,615)            (203,112)
      Cash at beginning of period                                                            367,363            1,159,206
                                                                                      ---------------      ---------------
      Cash at end of period                                                                   63,748              956,093
                                                                                      ===============      ===============

      Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                                  $        1,027,975   $          881,731
                                                                                      ===============      ===============

     See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)       Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of September 30, 1999; the results of operations for the three and nine month periods ended September 30, 1998 and 1999; and the statements of cash flows for the nine month periods ended September 30, 1998 and 1999. Included in the
Condensed Consolidated Financial Statements is the activity of the Company's consolidated subsidiary, Pacific Video Canada, Ltd. ("PVC"). On May 15, 1998 the Company sold all of its investment in PVC. Accordingly, revenue and expense of PVC through May 15, 1998 is included in the results of operations for the nine month period ended September 30, 1998 but are excluded from the results of operations for the three months ended September 30, 1998. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the regulations of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

 (2)      Income per Share

     Net income per basic and diluted shares are based upon the weighted average number of common shares outstanding. Diluted shares outstanding represents the total of common shares outstanding as well as the dilutive effect of outstanding options and warrants during each of the periods presented.

 (3)      Income Taxes

     For the nine months ended September 30, 1999, income tax expense of $48,000 was recognized after the application of net operating loss carry forwards. Income tax expense for the nine months ended September 30, 1999 was computed using the estimated effective tax rate expected to apply for all of 1999 after considering the impact of net operating loss carry forwards.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

 (4)      Income per Share (EPS)

     Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of Basic EPS and Diluted EPS:

                                                    Three Months ended September 30            Nine Months ended September 30

                                                             1998                 1999                  1998                 1999
Net Income                                    $           119,133              736,648  $            729,047            1,277,770
                                                  ================     ================    ==================    =================

Shares:
Weighted Average Common Shares                          7,166,639            7,620,967             7,147,450            7,436,793
Dilutive Stock Options and Warrants                       350,297              369,761               351,184              341,871
                                                  ----------------     ----------------    ------------------    -----------------
Dilutive Potential Common Shares                        7,516,936            7,990,728             7,498,634            7,778,664

Earnings Per Share:
Basic                                         $              0.02                 0.10  $               0.10                 0.17
Diluted                                       $              0.02                 0.09  $               0.10                 0.16

 (5)      Sale of Pacific Video Canada Ltd. (PVC)

     On May 15, 1998 the Company  sold all of its  investment  in PVC to Command
Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and a gain on sale of $875,000, net of applicable taxes.

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


                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                               Nine Months ended
                                                              September 30, 1998
                                                      --------------------------

          Sales                                   $                   2,894,972
          Direct expenses                                             2,079,822
                                                      --------------------------
                   Gross Profit                                         815,151

          SG&A expenses                                                 606,257
                                                      --------------------------
                   Earnings from Operations                             208,893

          Interest and Other expenses                                    71,166
                                                      --------------------------
                   Earnings before income taxes                         137,727

          Income taxes                                                   54,544
                                                      ==========================
                   Net earnings                   $                      83,183
                                                      ==========================

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     On May 15, 1998 the Company sold all of its investment in Pacific Video Canada Ltd. (PVC) to Command Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and recognized a net gain on sale of $875,000. The proceeds were used to reduce outstanding debt and to provide working capital.

     The condensed consolidated statement of operations of Laser-Pacific Media Corporation for the nine month period ended September 30, 1998 include amounts attributable to PVC and also the gain recognized on the sale. In comparing the results for the nine month period ended September 30, 1998 to the same period ended September 30, 1999 material amounts attributable to PVC are presented followed by a comparison of the Company's U.S. operations for the periods, excluding the contribution of PVC.

     Revenues for the nine months ended September 30, 1999 increased to $21,308,000 from $21,208,000 for the same year-ago period, an increase of $100,000 or less than 1%. Revenues from International operations decreased $2,895,000 as a result of the sale of the Company's Canadian subsidiary Pacific Video Canada Ltd. PVC on May 15, 1998. All of Laser-Pacific's International operations are attributable to PVC. The revenues for the nine months ended September 30, 1999 at the Company's U.S. facilities increased $2,995,000, or 16.3% versus the year-ago period. The increase in revenues at U.S. facilities is the result of an increase of $3,165,000 in post production services. During the period there was a decrease of $149,000 in production services. The Company's production services business has declined over the last four years and the Company no longer offers this service. The increase in revenues at the Company's U.S. facilities is attributable to increased demand for the Company's services with significant increases in digital compression services including digital versatile disc, feature film mastering and High-Definition services which amount to $3,162,000 for the period, an increase of 168.33% over the same year-ago period.

     Revenues for the three months ended September 30, 1999 increased to $7,772,000 from $6,579,000 for the same year-ago period, an increase of $1,193,000 or 18.1%. There was no revenue from International operations during either of the three months ended September 30, 1999 and September 30, 1998. The increase in revenues at the Company's U.S. facilities is the result of an increase of $2,647,000 in post production services. During the period there was a decrease of $58,000 in production services. The Company's production services business has declined over the last four years and the Company no longer offers this service. The increase in revenues at the Company's U.S. facilities is attributable to increased demand for the Company's services with significant increases in digital compression services including digital versatile disc, feature film mastering and High-Definition services which amount to $1,859,000 for the period, an increase of 258.00% over the same year-ago period.

     For the nine months ended September 30, 1999, the Company recorded a gross profit of $5,329,000 compared with $4,473,000 for the same year-ago period, an increase of $856,000 or 19.1%. The gross profit for the nine months ended September 30, 1999 at the Company's U.S. facilities increased $1,671,000 or 45.7% versus the year-ago period. The increase at the Company's U.S. facilities was offset by a decrease of $815,000 from International operations which is the result of the sale of PVC on May 15, 1998. The increase in gross profit at the Company's U.S. facilities is the result of increased sales volume, discussed above, offset by increased operating costs, explained below.

     For the three months ended September 30, 1999 the Company recorded a gross profit of $2,137,000 compared to a gross profit of $1,458,000 for the same year-ago period, an increase of $679,000 or 46.5%. The increase in gross profit is the result of increased sales volume, discussed above, offset by increased operating costs, explained below.

     Operating costs for the nine months ended September 30, 1999 were $15,978,000 versus $16,735,000 for the same year-ago period, a decrease of $757,000 or 4.5%. There was an increase in operating costs at the Company's U.S. facilities which was partially offset by a decline in operating costs from International operations, which is the result of the sale of PVC. The operating costs for the nine months ended September 30, 1999 at the Company's U.S. facilities increased $1,323,000 or 9.0% versus the same year-ago period, while operating costs attributed to International operations decreased $2,080,000 versus the same year-ago period. The increase in operating costs from the Company's U.S. operations is attributable to higher sales levels. The largest component of the increase is labor cost which amounts to $1,290,000. Higher labor cost is the result of a higher number of employees. The increase was partially offset by a reduction in depreciation expense of $150,000. Operating costs as a percentage of revenues of the Company's U.S. operations for the nine months ended September 30, 1999 were 74.9% compared with 80.0% for the same year-ago period.

     Operating costs for the three months ended September 30, 1999 were $5,635,000 versus $5,121,000 for the same year-ago period, an increase of $514,000 or 10.0%. The increase in operating costs from the Company's U.S. operations is attributable primarily to an increase in labor costs of $430,000 which is a result of a higher number of employees due to the increased level of sales. Operating costs, as a percentage of revenues of the Company's U.S. operations for the three months ended September 30, 1999 were 72.5% compared with 77.8% for the same year-ago period.

     Depreciation expense for the nine months ended September 30, 1999 was $2,250,000 compared to $2,760,000 for the same year-ago period, a decrease of $510,000 or 18.5%. The depreciation expense reduction is the result of the sale of PVC (discussed above), and the Company acquiring less equipment than the amount of equipment that became fully depreciated during the nine months ended September 30, 1998. The decrease in depreciation expense in the U.S. was $150,000 for the period.

     Depreciation expense for the three months ended September 30, 1999 was $842,000 compared to $836,000 for the same year-ago period, an increase of $6,000 or less than 1%.

     Selling, general and administrative (SG&A), and other expenses for the nine months ended September 30, 1999 were $3,198,000 compared to $3,575,000 during the same year-ago period, a decrease of $377,000 or 10.5%. There was an increase in SG&A of $229,000 at the Company's U.S. facilities while SG&A for the Company's International operations decreased $606,000 as the result of the sale of PVC discussed above. The increase of SG&A in the U.S. is primarily attributable to increases in advertising and promotion costs.

     SG&A and other expenses for the three months ended September 30, 1999 were $1,086,000 compared to $1,064,000 for the same year-ago period, an increase of $22,000 or 2.1%. An increase of $86,000 in advertising and promotion costs were offset by reductions in several other categories.

     Interest expense for the nine months ended September 30, 1999 was $881,000 compared to $1,028,000 for the same year-ago period, a decrease of $147,000 or 14.2%. The decrease in interest expense is the result of lower borrowing in the U.S. and the elimination of the debt at PVC. Interest expense decreased $73,000 in the U.S. Total U.S. debt was reduced significantly after May 15, 1998 with the proceeds from the sale of PVC.

     Interest expense for the three months ended September 30, 1999 was $298,000 compared to $298,000 for the same year-ago period. There was no change for the quarter. Interest expense was reduced by the elimination of interest on the Bank of America real estate loan which was paid on December 3, 1998. The reduction in interest expense was offset by an increase in interest expense due to additional borrowing for equipment acquisitions.

Liquidity and Capital Resources

     Improved operating results and the sale of PVC had a positive effect on the liquidity and capital resources of the Company. The improved operating results and the cash generated enabled the company to reduce debt, borrow at better terms and increase availability under existing loan agreements.

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The outstanding balance of the term loan was $2,916,000 at September 30, 1999. It is payable in monthly installments of $81,000 plus interest at prime plus 1.0% through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan bears interest at prime plus 1.0% which is payable monthly. The revolving loan had an outstanding balance of $23,000 at September 30, 1999. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

     During the nine-month period ended September 30, 1999 the Company entered into capital lease obligations amounting to $6,800,000 with various lenders in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 8% to 9%. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. Projected cash flow and existing credit arrangements are adequate to fund additional purchases and commitments.

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


Seasonality and Variation of Quarterly Results

     The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the television post-production industry. Historically, revenues and net income have been highest during the first and fourth quarters, when the production of television programs and consequently the demand for the Company's services is at its highest. Historically, revenues have been substantially lower during the second and third quarters.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the quarter ended September 30, 1999 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $2,916,000 at September 30, 1999 under a term loan (discussed above) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.


     Statements included within this document, other than statements of historical facts that address activities, events or developments that Laser Pacific Media Corporation expects or anticipates will or may occur in the future including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the safe harbor. The forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, actual results and financial position could differ materially in scope and nature from those anticipated in the forward looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the Securities and Exchange Commission to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.





Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on July 16, 1999, the following individuals were elected to Laser-Pacific Media Corporation's Board of
Directors:

                                            Votes For         Votes Against       Votes Withheld        Broker Non-Votes
                  Emory M. Cohen            5,816,489                 0               4,050              0
                  Thomas D. Gordon          5,816,489                 0               4,050              0
                  James R. Parks            5,816,489                 0               4,050              0
                  Ronald Zimmerman          5,816,489                 0               4,050              0


         The following proposal was approved at the Company's Annual Meeting:

     Approval of the Company's ammendment to the 1997 Stock Option Plan to increase the number of shares available for grant under such plan by 500,000 shares of common stock.

         Votes For                  Votes Against             Votes Withheld            Broker Non-Votes
         2,079,102                  110,125                   6,755                     3,624,557



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
              27.1 Financial Data Schedule

         (b)   Reports on Form 8-K
                      None

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Laser-Pacific Media Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LASER-PACIFIC MEDIA CORPORATION
                                            (Registrant)


    Dated: October 27, 1999     /s/James R. Parks
                                    James R. Parks
                                    Chairman of the Board
                                    and Chief Executive Officer





    Dated: October 27, 1999     /s/Robert McClain
                                    Robert McClain
                                    Secretary and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)