Form 10-K
period 1999-12-31
LASER PACIFIC MEDIA CORPORATION
filed 2000-03-30
CIK 875738

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   [Mark one]

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

                         Common Stock ($.0001 par value)

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2000 (based upon the closing price on the NASDQ National Market on that date) was $51,627,000.

Number of shares of Common Stock, $.0001 par value, outstanding as of March 24, 2000: 7,719,393.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

      Part I                                                                                                           Page

      Item 1       Business                                                                                               1
      Item 2       Properties                                                                                             3
      Item 3       Legal Proceedings                                                                                      3
      Item 4       Submission of Matters to a Vote of Security Holders                                                    3

      Part II

      Item 5       Market for Registrant's Common Stock and Related Security Holder Matters                               4
      Item 6       Selected Financial Data                                                                                5
      Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations                  6
      Item 7A      Quantitative and Qualitative Disclosures about Market Risk                                            11
      Item 8       Financial Statements and Supplementary Data                                                           11
      Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  11

      Part III

      Item 10      Directors and Executive Officers of the Registrant                                                    33
      Item 11      Executive Compensation                                                                                33
      Item 12      Security Ownership of Certain Beneficial Owner and Management                                         33
      Item 13      Certain Transactions                                                                                  33

      Part IV

      Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      34

                   Signatures                                                                                            35


                                     PART I

ITEM 1.  BUSINESS

         Statements included within this document, other than statements of historical facts, that address activities, events or developments that Laser Pacific Media Corporation expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the safe harbor. The forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, actual results and financial position could differ materially in scope and nature from those anticipated in the forward looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the Securities and Exchange Commission to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.

General

     Laser-Pacific Media Corporation ("Laser-Pacific" or the "Company") was formed by a merger of Spectra Image, Inc. and Pacific Video, Inc. in September, 1990. Both of the predecessor companies were organized in 1983.

        In January 1988, Pacific Video acquired a 75% equity interest in Pacific Video Canada, Ltd., ("PVC"), formerly known as Tegra Industries, Inc., whose film processing and post-production facilities are located in Vancouver, Canada. The Company's interest in PVC grew to 77% as of December 31, 1997. On May 15, 1998 the Company sold its interest in PVC and realized a net gain of $875,000.

        Laser-Pacific is a leading provider of a broad range of post-production services to the Hollywood motion picture film and television industry. These post-production services include technical and creative services to the producers of prime-time network television series and television movies, services for the creation of digital masters for high definition and standard definition television, home video, DVD as well as other master delivery formats. In addition, the Company provides motion picture film processing, technical and creative services for visual effects, digital sound editing and mixing and other ancillary and related services that assist in the preparation of film, television and digital content for a variety of distribution methods.

        The Company is recognized as an industry leader and pioneer in the development and introduction of new methods and technology in service of television, motion pictures and digital multimedia. The Company led the television industry in the move from film to electronic and digital based techniques in post-production through the introduction of its proprietary
Electronic Laboratory(TM) and has received four Emmy Awards for Outstanding Achievement in Engineering for its developments. The Company's new high definition television and movie mastering capabilities are reinforcing the long standing reputation for state-of-the-art services and facilities.

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

The principal categories of services offered by the Company are:

Motion Picture Film Processing - The Company operates five negative processing machines at its Pacific Film Laboratories facility, located in Hollywood, California. These machines are used to develop customers' negatives after photography, with the capacity to develop approximately 2 million feet of film per week.

Telecine Transfer - The Company operates eight telecine suites that are used to transfer customers' film to videotape for subsequent post-production processing. These telecine suites are used for daily transfers for electronic post-production as well as video masters of completed motion pictures. Currently five telecine suites are used for digital standard definition and three are used for both digital standard definition as well as digital high definition.

Editing - The Company operates nine editing suites, five in its Hollywood facility and four in its Burbank facility, for preparing broadcast quality videotape masters for its customers. These editing suites are primarily used for assembly of television programs, visual effects, and adding titles and graphics. Two of the rooms are equipped exclusively for high definition editing. Additionally, the Company's Emmy Award winning Super-Computer Assembly system provides the show assembly capability equivalent of four or five additional conventional editing rooms.

Color Timing - The Company operates five timing suites that are used for the final color balancing and image enhancement of customers' programs. Two of these suites are equipped specifically for digital high definition programs.

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

Employees

        At December 31, 1999, the Company had approximately 225 employees. Approximately 35 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires July 15, 2001. The Company has never experienced a work stoppage, and considers its relations with its employees to be excellent.

Competition

        The Company experiences competition in all phases of its business from a number of companies. Some of the Company's competitors specialize in specific service areas, such as sound, laboratory, or editing, and some are fully integrated and offer a complete range of post-production services. Some of the Company's competitors have financial resources that are materially greater than the Company's. Some of the Company's customers have post-production capabilities. Due to the nature of the Company's core business, post-production for television programs, the majority of the Company's competitors are located in the Southern California area.

ITEM 2.  PROPERTIES

        The Company owns a 29,000 square foot building located on a 39,000 square foot lot in Hollywood, California where it provides film processing and sound editing and mixing services. In addition, the Company leases approximately 25,000 square feet in six buildings in Hollywood, California, which contain its executive offices and the balance of its Hollywood post-production facilities, primarily on a month-to-month basis. The Company also leases approximately 12,000 square feet at a location in Burbank, California on a month-to-month basis. The Company believes that its facilities are adequate for its operations as now conducted. If operations continue to expand the Company will acquire additional space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
                 MATTERS

         The Company's Common Stock is traded on NASDAQ National Markettm under the symbol LPAC. The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1999 and 1998. This information is based on selling prices as reported by NASDAQ.

                                                                       High             Low

                  1999

                      First Quarter                                    $4.2500          $1.6875
                      Second Quarter                                   $6.9375          $3.0000
                      Third Quarter                                    $9.4375          $5.5625
                      Fourth Quarter                                   $12.8750         $7.7500

                  1998

                      First Quarter                                    $0.9375          $0.1250
                      Second Quarter                                   $2.5000          $0.5000
                      Third Quarter                                    $1.1875          $0.6875
                      Fourth Quarter                                   $2.4062          $0.7500


         The Company had 183 stockholders of record on March 13, 2000. This number does not include the several hundred stockholders holding their stock in street name. On March 13, 2000, 6,585,117 shares were held by CEDE & Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years:

(in thousands except for per share data.)

                                                           1999          1998           1997             1996            1995
                                                           ----          ----           ----             ----            ----
Statement of Operations Data:

  Revenues                                              $30,991       $30,699        $28,291          $28,878         $28,693
  Operating expenses:
      Direct.............................                19,753        19,183         18,343           18,847          18,022
      Depreciation and amortization......                 3,258         3,572          4,207            5,318           4,983
                                                 ---------------  ------------  -------------   --------------  --------------
                                                         23,012        22,755         22,550           24,165          23,005
                                                 ---------------  ------------  -------------   --------------  --------------
  Gross profit...........................                 7,980         7,944          5,741            4,713           5,688
  Selling, general and administrative                     4,570         4,616          4,279            4,678           4,978
  expense.....
  Write off property and equipment......                    ---           ---            ---              148             ---
                                                 ---------------  ------------  -------------   --------------  --------------
  Income (loss) from                                      3,410         3,328          1,461            (113)             710
  operations..........................
  Interest expense....................                   (1,241)       (1,288)        (1,563)          (1,563)         (1,813)
  Gain on sale of subsidiary..........                      ---           875            ---              ---             ---
  Other income........................                    2,382           133             41               42             404
  Minority interest income (loss).....                      ---           (19)           (54)             (53)            (59)
  Income tax (expense)benefit.........                      285          (109)          (232)            (165)           (291)
                                                 ---------------  ------------  -------------   --------------  --------------
  Net income (loss) before litigation                     4,836         2,920          (347)          (1,852)         (1,049)
  settlement...
  Litigation settlement.............                        ---           ---            ---              ---           3,209
                                                 ---------------  ------------  -------------   --------------  --------------
  Net income (loss)..................                     4,836         2,920          (347)          (1,852)           2,160
                                                 ===============  ============  =============   ==============  ==============

  Basic net income (loss) before litigation
  settlement per share.............                       $0.65         $0.41        ($0.05)          ($0.26)         ($0.16)


  Net income (loss) per share (basic)                     $0.65         $0.41        ($0.05)          ($0.26)           $0.33
                                                 ---------------  ------------  -------------   --------------  --------------
  Net income (loss) per share (diluted)                   $0.62         $0.39        ($0.05)          ($0.26)           $0.32
                                                 ---------------  ------------  -------------   --------------  --------------
  Weighted average shares outstanding (basic)             7,491         7,163          7,128            7,061           6,568
                                                 ===============  ============  =============   ==============  ==============
  Weighted average shares outstanding (diluted)           7,838         7,510          7,128            7,061           6,711
                                                 ===============  ============  =============   ==============  ==============
  Balance Sheet Data:
  Working capital (deficiency)....                       $3,231        $2,769       ($2,332)         ($2,498)        ($2,099)
  Total assets....................                       29,497        20,226         22,488           22,304          28,172
  Current installments of notes payable,
  notes payable to related parties, and
  long-term debt..................                        3,718         2,462          5,894            5,278           6,521
  Long-term debt, excluding current
  installments....................                       10,303         7,629          8,139            7,959           7,893
  Net stockholders'equity.........                      $13,676        $8,712         $5,772           $6,101          $7,458

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1999 Compared to 1998

         Revenues for the year ended December 31, 1999 increased to $31.0 million from $30.7 million for 1998, an increase of $0.3 million or 1.0%. Revenues at the Company's U.S. facilities increased significantly while revenues from international operations were eliminated as the result of the sale of the Company's Canadian subsidiary Pacific Video Canada Ltd. (PVC) on May 15, 1998. All of Laser Pacific's international operations are attributable to PVC. The revenues for the year ended December 31, 1999 at the Company's U.S. facilities increased $3.2 million or 11.5% versus 1998, while revenues from international operations decreased $2.9 million versus the year-ago period. The increase in revenues at U.S. facilities is comprised of an increase of $3.7 million in Post-Production Services, a decrease of $281,000 in Film Production Services and a decrease of $236,000 in Production Services. The Company's Production Services rental business has declined over the last four years and was discontinued in October 1999. The increase in the Company's Post-Production Services at U.S. facilities is attributable to an increased demand for the Company's services with increases in high definition services, digital compression services; including digital video discs, and revenues from feature film mastering. Revenues from digital compression services, digital video discs, special effects and feature film mastering increased $948,000. The revenue decrease in Film Production Services reflects increased use by some customers of film formats that require a lower volume of film processing.

         For the year ended December 31, 1999, the Company recorded a gross profit of $7,980,000 compared with $7,944,000 for the same year ago period, an increase of $36,000 or 0.4%. The gross profit for the year ended December 31, 1998 includes $815,000 attributable to Pacific Video Canada. The gross profit from the Company's continuing operations increased $851,000 or 11.9% versus the year-ago period. The increase in gross profit from continuing operations is primarily the result of increased sales volume discussed above that was partially offset by increased operating costs, as explained below.

         Operating costs, excluding depreciation and amortization discussed below, for the year ended December 31, 1999 were $19,753,000 versus $19,183,000 for the year-ago period, an increase of $570,000 or 3.0%. The increase in operating cost at the Company's U.S. facilities was significantly offset by the elimination of operating costs attributable to PVC. The operating costs for the year ended December 31, 1999 at the Company's U.S. facilities increased $2,290,000 or 13.1% versus 1998, while operating costs from Canada in 1998 amounted to $1,720,000. The increase in operating costs at the Company's U.S. facility is primarily due to an increase in wages and salaries of $1,600,000 and an increase in bad debt expense of $518,000. Total operating costs, including depreciation and amortization, as a percentage of revenues for the year ended December 31, 1999 were 74.2% compared with 74.1% for the same year-ago period.

         Selling, general and administrative (SG&A) for the year ended December 31, 1999 were $4,570,000 as compared to $4,616,000 during the same year-ago period, a decrease of $46,000 or 1.0%. There was an increase in SG&A of $560,000 at the Company's U.S. facilities while SG&A attributable to PVC of $606,000 was eliminated. The increase of SG&A in the U.S. is primarily attributable to increases in advertising and promotion, and higher wages for non-operations staff.

         Interest expense for the year ended December 31, 1999 was $1,241,000 compared to $1,288,000 for the same year-ago period, a decrease of $47,000 or 3.6%. The decrease in interest expense is the result of lower interest rates, elimination of a real estate loan, decreased borrowing from CIT and the elimination of interest expense related to PVC (discussed above). The reduction was offset by an increase in interest expense on the additional borrowing for equipment acquisitions in the third and fourth quarters of 1999.

         Depreciation expense for the year ended December 31, 1999 was $3,258,000 compared to $3,572,000 for the same year-ago period, a decrease of $314,000 or 8.8%. The depreciation expense reduction is the result of the sale of PVC (discussed above). The reduction was offset by an increase in depreciation expense on the equipment acquired throughout 1999 with the majority being acquired in the third and fourth quarters of 1999.

         Other income for the year ended December 31, 1999 was $2,382,000 compared to other income of $133,000 in 1998. The other income in 1999 is primarily the result of a technology development agreement that the Company entered into with a major equipment manufacturer and supplier. Under the agreement the Company provided research development and engineering services related to the development of technical equipment used in connection with high definition post-production. The Company also gave the other party all rights to the patents and licenses related to the technology. In consideration for these rights and the services provided, the Company received replacement equipment, discounts on the purchase of equipment and the cancellation of rental payments under a capital lease obligation due to the equipment supplier. The Company recognized income of $2,187,000 during the fourth quarter of 1999 pursuant to this agreement. Revenue recognition was deferred until the end of the fourth quarter as the earnings process was not complete until December 31, 1999 when the collaboration was complete. Costs that the Company incurred in connection with the agreement were expensed, primarily as operating costs, as incurred throughout the year ended December 31, 1999. The Company does not anticipate future revenue recognition from the technology development agreement. The 1998 other income was primarily from the sale of used equipment.

         On May 15, 1998 the Company sold all of its investment in PVC to Command Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and recognized a net gain on sale of $875,000. The total sales price of $3,830,000 was determined through arms-length negotiations. The proceeds were used to reduce outstanding debt and to provide working capital.

         The income tax benefit of $285,000 is comprised of a deferred income tax benefit of $500,000 resulting from a reduction in the valuation allowance to reflect the anticipated future benefit from operating loss carryforwards which are likely to be utilized in 2000 partially offset by current income tax expense of $215,000. The 1999 income tax expense is comprised of U.S. Federal Income Tax of $70,000 and State Income Tax in the amount of $145,000. The U.S. Federal and State Income Tax is primarily composed of alternative minimum tax. This occurred because net operating loss carryforwards were utilized to offset taxable income. The full benefit of the net tax operating loss carryforwards is limited for alternative minimum tax purposes. The benefit of the State net tax operating loss was completely utilized as of December 31, 1999. In 1998 Income Tax expense of $109,000 was comprised of U.S. Federal and State Income Tax in the amount of $55,000 and $54,000 in foreign tax. The U.S. Federal and State Income Tax in 1998 was primarily composed of alternative minimum tax. Foreign income tax relates to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary through May 15, 1998.

         As of December 31, 1999, the Company has recorded gross deferred tax assets of $4,804,000 a related valuation allowance of $2,194,000 and deferred tax liabilities of $2,110,000 (see note 6 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management can not predict at this time that the Company will realize all of the benefits of these deductible differences. Based on these assessments, the valuation allowance was reduced in 1999 by $2,173,000.

         As a consequence of the above factors, the Company reported net income of $4,836,000 or $0.62 (diluted) per share in 1999 versus reported net income of $2,920,000 or $0.39 (diluted) per share in 1998.

Fourth Quarter 1999

         The Company's financial performance and results of operations during the fourth quarter of 1999 are not indicative of the Company's normal operating performance on a comparative basis. Additional other income, bad debt expense and income tax benefit were recognized in the fourth quarter 1999. The additional income and expense were recorded in the fourth quarter 1999 because the certainty of recognition and or dollar value of the adjustments were not known or ascertainable prior to the year end.

         Revenues for the three months ended December 31, 1999 increased $192,000 or 2.0% from the same period in 1998. Revenues from Post-Production Services related to the Company's core business on episodic television shows increased $903,000. The increase was offset by decreased revenue from the following services. 1) A decrease in revenues of $260,000 from film processing as the result of increased use by some customers of film formats that require a lower volume of film processing. 2) The elimination of the Company's production rental services business in October 1999 and anticipated lower revenues from laser disc services resulted in a $204,000 decrease in revenues. 3) Feature film mastering revenues decreased $247,000 due to scheduling delays by our customers and high definition capacity issues related to the expansion of our facilities.

         For the three months ended December 31, 1999, the Company's gross profit decreased $821,000 or 23.7%. The decrease in gross profit is the result of the low growth of sales discussed above and increased operating costs. The increase in operating costs is primarily the result of an increase in depreciation expense of $197,000, an increase in labor cost of $300,000 and an increase in bad debt expense of $463,000. The increase in depreciation expense is the result of depreciation on new equipment acquired throughout 1999. The majority of the equipment was acquired in the third and fourth quarters of 1999. The increase in labor cost is the result of an increased number of employees, compensation increases and other business reasons. The increase in bad debt expense is the result of the Company increasing the reserve for bad debt due to the possibility of the customers not paying their outstanding debt timely. The Company is pursuing various alternatives to collect these obligations. Total operating costs, including depreciation and amortization, as a percentage of revenues for the three months ended December 31, 1999 were 72.6% compared with 63.4% for the same year-ago period.

         The increase in other income during the fourth quarter 1999 is primarily the result of a technology development agreement that the Company entered into with a major equipment manufacturer and supplier. This is discussed in detail above. The Company recognized income of $2,187,000 during the fourth quarter of 1999 pursuant to this agreement. Revenue was not recognized until December 31, 1999 when all contingencies were met on conclusion of the agreement.

         Deferred income tax benefit of $500,000 resulting from a reduction in the valuation allowance to reflect the anticipated future benefit from operating loss carryforwards that are likely to be utilized in 2000 was recognized during the fourth quarter 1999. This is discussed in detail above.

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

        Revenues for the year ended December 31, 1998 increased to $30.7 million from $28.3 million for 1997, an increase of $2.4 million or 8.5%. The overall increase in revenues was offset by a decline in revenues from international operations, which is the result of the sale of our Canadian subsidiary Pacific Video Canada Ltd. (PVC) on May 15, 1998. All of Laser Pacific's international operations are attributable to PVC. The revenues for the year ended December 31, 1998 at the Company's U.S. facilities increased $4.8 million or 20.9% versus 1997, while revenues from international operations decreased $2.4 million versus the year-ago period.

     The increase in revenues at U.S. facilities is comprised of an increase of $4.7 million in Post-Production Services, an increase of $182,000 in Film Production Services and a decrease of $95,000 in Production Services. The Company's Production Services rental business has declined over the last four years and is no longer material to the Company's sales or operating profits. The increase in revenues at the Company's U.S. facilities for Post-Production
Services is attributable to an increased demand for the Company's Post-Production Services with significant increases in digital compression services; including digital video discs, and revenues from feature film mastering, a service the Company began offering in November 1997. The increase in revenues from compression services amounted to $1,183,000 for the period, while revenues from high definition services increased $893,000 for the period. The revenue increase in Film Production Services reflects an overall increased demand for negative film services, offset by the elimination of positive film services in 1998. Negative film services increased $531,000 or 18.9% during 1998.

         Operating costs excluding depreciation for the year ended December 31, 1998 were $19,183,000 versus $18,343,000 for the year-ago period, an increase of $840,000 or 4.6%. There was an increase in operating cost at the Company's U.S. facilities in addition to the decline in operating costs from international operations, which is the result of the sale of PVC. The operating costs for the year ended December 31, 1998 at the Company's U.S. facilities increased
$1,828,000 or 11.3% versus 1997, while operating costs from Canada decreased $1,088,000 versus the year-ago period. The increase in operating costs from the Company's U.S. operations is attributable primarily to an increase in labor costs of $2,043,000 which is a result of a higher number of employees. These increases in labor costs were partially offset by a reduction in depreciation expense at the U.S. facilities of $323,000. Operating costs as a percentage of revenues for the year ended December 31, 1998 were 62.5% compared with 64.8% for the same year-ago period.

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

         Selling, general and administrative (SG&A) for the year ended December 31, 1998 were $4,616,000 as compared to $4,279,000 during the same year-ago period, an increase of $337,000 or 7.9%. There was an increase in SG&A of $384,000 at the Company's U.S. facilities while SG&A for international operations decreased $47,000 as the result of the sale of PVC discussed above. The increase of SG&A in the U.S. is primarily attributable to increases in advertising and promotion, and higher wages for non-operations staff.

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

         The provision for income tax of $109,000 for 1998 is comprised of U.S. Federal and State Income Tax in the amount of $55,000 and $54,000 in foreign tax. The U.S. Federal and State Income Tax is primarily composed of alternative minimum tax. This occurred because net operating loss carryforwards were utilized against U.S. pre-tax income. The full benefit of the net tax operating loss carryforwards is limited for alternative minimum tax purposes. Foreign income tax relates to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary through May 15, 1998. In 1997, there was no provision for U.S. Federal Income Tax as a result of the net operating loss incurred. The Income Tax expense of $232,000 in 1997 was comprised of foreign income tax expense in the amount of $227,000 relating to Canadian income tax imposed on the pre-tax income of the Canadian subsidiary in the amount of $462,000 and State income tax expense in the amount of $5,000.

         As of December 31, 1998, the Company has recorded gross deferred tax assets of $5,389,000, a related valuation allowance of $4,367,000 and deferred tax liabilities of $1,022,000 (see note 6 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believed it was more likely than not the Company may not realize all of the benefits of these deductible differences.

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

Liquidity and Capital Resources

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance which has been amended and extended to August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The outstanding balance of the term loan was $2,672,000 at December 31, 1999. It is payable in monthly installments of $81,000 plus interest at prime plus 1% amortizing through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $22,000 at December 31, 1999, and at March 1, 2000, $3,600,000 was available under the revolving loan. The revolving loan bears interest at prime plus 1%, which is payable monthly. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 days written notice.

         During the year ended December 31, 1999 the Company entered into capital lease obligations amounting to $8,060,000 with various lenders in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 8% to 9%. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. Projected cash flow and existing credit arrangements are adequate to fund additional purchases and commitments.

         The  Company's   principal   source  of  funds  is  cash  generated  by
operations. On an annual basis, the Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's capital requirements for fiscal 2000.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137"). As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments or hedging activities and accordingly, believes that adoption of SFAS No. 133 will not have a significant effect on its consolidated financial position or results of operations.

Revenue Recognition in Financial Statements

         On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that adoption of this Bulletin will not have a significant effect on its consolidated results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. The Company does not invest, and during the year ended December 31, 1999 did not invest, in market risk sensitive instruments.

         Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $2,672,000 at December 31, 1999 under a term loan (discussed above) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements for the Company and independent auditors' report therein are set forth on pages 12 through 32 incorporated herein. See Page 12 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule


                                                                                                                       Page

  Consolidated Financial Statements:

     Independent Auditors' Report                                                                                       13
     Consolidated Balance Sheets - December 31, 1999 and 1998                                                           14
     Consolidated Statements of Operations - Years Ended December 31, 1999, 1998 and 1997                               16
     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997                     17
     Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997                               18
     Notes to Consolidated Financial Statements                                                                         20

     Consolidated Financial Statement Schedule - Valuation and Qualifying Accounts - Years Ended December 31,
     1999, 1998 and 1997                                                                                                32




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Los Angeles, California
March 10, 2000

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

              Assets                                                  1999                1998
                                                                -----------------    ----------------

Current assets:
    Cash                                                     $       2,398,407    $       1,159,206

    Receivables:
      Trade (note 5)                                                 6,354,747            5,540,510
      Other                                                            156,653              250,905
                                                                -----------------    ----------------
                                                                     6,511,400            5,791,415
      Less allowance for doubtful receivables                        1,371,737            1,044,272
                                                                -----------------    ----------------
                                                                     5,139,663            4,747,143
                                                                -----------------    ----------------

    Inventory (note 5)                                                 226,812              216,156
    Prepaid expenses and other current assets                          484,467              531,730
    Deferred income tax asset (note 6)                                 500,000                   --
                                                                -----------------    ----------------

              Total current assets                                   8,749,349            6,654,235
                                                                -----------------    ----------------

Net property and equipment, at cost (notes 3 and 5)                 20,333,846           13,219,739

Other assets, net                                                      414,115              352,325
                                                                -----------------    ----------------

                                                             $      29,497,310    $      20,226,299
                                                                =================    ================

                                                                                           (Continued)

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                                   (Continued)

              Liabilities and Stockholders' Equity                    1999                 1998
                                                                -----------------    -----------------

Current liabilities:
    Current installments of notes payable to bank and
      long-term debt (note 5)                                $       3,718,270    $       2,462,324
    Accounts payable                                                   297,334              268,649
    Accrued expenses                                                 1,479,881            1,137,320
    Income taxes payable (note 6)                                       22,820               17,230
                                                                -----------------    -----------------

              Total current liabilities                              5,518,305            3,885,523
                                                                -----------------    -----------------

Notes payable to bank and long-term debt, less current
    installments (note 5)                                           10,303,320            7,628,588


Stockholders' equity (notes 7 and 8):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         --                   --
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,654,646 and
      7,222,575 shares at December 31, 1999 and 1998,
      respectively                                                         765                  722
    Additional paid-in capital                                      19,919,956           19,792,737
    Accumulated deficit                                             (6,245,036)         (11,081,271)
                                                                -----------------    -----------------

              Net stockholders' equity                              13,675,685            8,712,188
                                                                -----------------    -----------------

                                                             $      29,497,310    $      20,226,299
                                                                =================    =================

See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                             1999                 1998                  1997
                                                       ------------------   ------------------    ------------------

Revenues                                            $      30,991,155    $      30,699,137     $      28,290,924
                                                       ------------------   ------------------    ------------------

Operating expenses:
    Direct                                                 19,753,055           19,183,337            18,343,474
    Depreciation and amortization                           3,258,483            3,571,744             4,206,915
                                                       ------------------   ------------------    ------------------

                                                           23,011,538           22,755,081            22,550,389
                                                       ------------------   ------------------    ------------------

           Gross profit                                     7,979,617            7,944,056             5,740,535

Selling, general and administrative expenses                4,569,665            4,616,364             4,279,026
                                                       ------------------   ------------------    ------------------

           Income from operations                           3,409,952            3,327,692             1,461,509

Interest expense                                           (1,241,356)          (1,287,920)           (1,563,316)
Gain on sale of subsidiary (note 4)                                --              874,578                    --
Other income (note 12)                                      2,382,639              133,325                40,688
Minority interest in net  income of consolidated
    subsidiary (note 4)                                            --              (19,132)              (54,070)
                                                       ------------------   ------------------    ------------------

           Income (loss) before income taxes                4,551,235            3,028,543              (115,189)

Income tax (benefit) expense (note 6)                        (285,000)             109,000               232,000
                                                       ------------------   ------------------    ------------------

           Net income (loss)                        $       4,836,235    $       2,919,543     $        (347,189)
                                                       ==================   ==================    ==================


Net income (loss) per share (basic)                 $            .65     $            .41      $           (.05)
                                                       ==================   ==================    ==================
Net income (loss) per share (diluted)               $            .62     $            .39      $           (.05)
                                                       ==================   ==================    ==================

Weighted average shares outstanding (basic)                 7,491,148            7,163,047             7,128,172
                                                       ==================   ==================    ==================
Weighted average shares outstanding (diluted)               7,837,551            7,510,300             7,128,172
                                                       ==================   ==================    ==================


See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998, and 1997

                                                      Common Stock
                                                    -----------------
                                                                                        Additional                           Net
                                     Preferred         Number of                        paid-in        Accumulated     stockholders'
                                       Stock            shares           Amount         capital          deficit           equity
                                  ------------    ----------------   -----------   -------------   ---------------   --------------

Balance at  December 31, 1996              ---           7,128,172           713       19,753,690     (13,653,625)        6,100,778

Warrant issuance                                               ---           ---           18,750              ---           18,750

Net loss                                                       ---           ---              ---        (347,189)        (347,189)

                                 --------------  ------------------  ------------  --------------- ----------------  ---------------

Balance at December 31, 1997               ---           7,128,172 $         713       19,772,440     (14,000,814)        5,772,339
                                 --------------  ------------------  ------------  --------------- ----------------  ---------------

Stock issuances                                             94,403             9           20,297              ---           20,306

Net income                                                                                               2,919,543        2,919,543
                                 --------------  ------------------  ------------  --------------- ----------------  ---------------

Balance at December 31, 1998               ---           7,222,575 $         722       19,792,737     (11,081,271)        8,712,188
                                 --------------  ------------------  ------------  --------------- ----------------  ---------------

Stock issuances                                            432,071            43          127,219              ---          127,262

Net income                                                                                               4,836,235        4,836,235
                                 --------------  ------------------  ------------  --------------- ----------------  ---------------

Balance at December 31, 1999               ---           7,654,646 $         765       19,919,956      (6,245,036)       13,675,685
                                 ==============  ==================  ============  =============== ================  ===============



See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                          1999                1998                 1997
                                                                     ---------------     ---------------     -----------------


Cash flows from operating activities:

    Net income (loss)                                             $       4,836,235  $        2,919,543  $          (347,189)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization of property and
             equipment                                                    3,258,483           3,171,887             4,206,915
          Cancellation of capital lease obligation                      (1,276,997)                 ---                   ---
          Provision for doubtful accounts receivable                        793,315             274,996               279,848
          Deferred income tax benefit                                     (500,000)                 ---                   ---
          Write-off of property and equipment                                   264              39,911                   ---
          Gain on sale of subsidiary                                            ---           (874,578)                   ---
          Gain on sale of plant, property and equipment                   (102,808)           (152,592)              (27,670)
          Other                                                              74,076                 847                32,057
          Change in assets and liabilities:
             (Increase) decrease in:
          Receivables                                                   (1,185,912)         (1,229,644)             (545,308)
          Inventory                                                        (10,656)              33,977                24,541
          Prepaid expenses and other current assets                          47,263           (127,793)             (118,836)
          Other assets                                                     (61,790)              35,147                77,258
             Increase (decrease) in:
                Accounts payable                                             28,685            (47,684)             (122,280)
                Accrued expenses                                            342,562             153,124             (207,030)
                Income taxes payable                                          5,590              12,689               (8,915)
                                                                     ---------------     ---------------     -----------------

                       Net cash provided by operating activities $        6,248,310 $         4,209,830 $           3,243,391
                                                                     ---------------     ---------------     -----------------

Cash flows from investing activities:

    Purchases of property and equipment                                 (2,313,187)         (1,502,736)           (1,762,672)
    Proceeds from disposal of property and equipment                        102,808             160,422                33,946
   Net effect of sale of subsidiary                                             ---           3,402,091                   ---
                                                                     ---------------     ---------------     -----------------

             Net cash (used in) provided by investing activities  $     (2,210,379) $         2,059,777 $         (1,728,726)
                                                                     ---------------     ---------------     -----------------



                                                                                               (Continued)

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                                   (Continued)

                                                                             1999              1998              1997
                                                                        ----------------   --------------    --------------

Cash flows from financing activities:
    Proceeds borrowed under notes payable to bank and
        long-term debt                                              $               --- $      1,013,477 $       1,241,808
    Net repayments of notes payable to bank and
        long-term debt                                                      (2,851,992)      (5,611,547)       (3,572,192)
    (Repayments) borrowings of notes payable to related
       parties                                                                      ---        (900,000)           900,000
    Net proceeds from stock issuance                                             53,262           20,306               ---
                                                                        ----------------   --------------    --------------


                       Net cash used in financing activities        $       (2,798,730) $    (5,477,764) $     (1,430,384)
                                                                        ----------------   --------------    --------------

                   Net increase in cash                                       1,239,201          791,843            84,281


Cash at beginning of year                                                     1,159,206          367,363           283,082
                                                                        ----------------   --------------    --------------

Cash at end of year                                                 $         2,398,407 $      1,159,206 $         367,363
                                                                        ================   ==============    ==============

Supplementary disclosure of cash flow information: Cash paid during the year for:

       Interest                                                     $         1,241,000 $      1,288,000 $       1,600,000
       State income taxes                                                       145,000           25,000             1,200
                                                                        ================   ==============    ==============

Supplemental disclosure of noncash investing and financing activities:

During 1999 the Company received cancellation of rental payments under a capital lease obligation, equipment upgrades and equipment in the amount of $2,187,000 related to a technology development agreement (note 12).

The Company purchased property and equipment, financed through capital lease obligations, of $8,059,667, $3,065,945 and $2,226,841 during 1999, 1998 and
1997, respectively.

See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(1)    Nature of Business and Basis of Presentation

       Laser-Pacific Media Corporation, a Delaware corporation, is a result of a business combination transaction between Spectra Image and Pacific Video, Inc. consummated in September 1990. Both of these entities were organized in 1983. Laser-Pacific provides of a broad range of post-production services to the Hollywood motion picture film and television industry.

       Per the Company's 8-K Filing as of June 1, 1998, the Company sold their equity interest in their majority owned (77%) subsidiary Pacific Video Canada (PVC). Proceeds from the sale were approximately $3.8 million net of transaction costs. The Company recorded a gain on the transaction of approximately $875,000. See note (4)

(2)    Summary of Significant Accounting Policies

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

       Other Assets

       Other assets at December 31, 1999 and 1998 consist primarily of security and utility deposits.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

       Revenue Recognition and Credit Risk

       Revenue is recognized as services are performed. The Company sells services to customers in the entertainment industry, principally located in Southern California. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

       The Company had one significant customer in 1999, 1998 and 1997, which accounted for approximately 15%, 17% and 14% of revenues, respectively.

       Foreign Currency Translation

       Assets and liabilities of the foreign operations are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the weighted average rate of exchange during the period. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements. The only foreign subsidiary was sold in 1998 (note 4).

       Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the carrying amount of the assets to their fair value. The Company did not record any impairment charges during 1999, 1998 or 1997.

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

       Stock-Based Compensation

       The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options issued to employees and directors of the Company. As such, compensation expense would be recorded on the date of grant only if the current market price of underlying stock exceeded the exercise price.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

       Comprehensive Income

       The Company adopted the SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transaction with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. The Company does not have any transactions or other economic events that qualify as comprehensive income as defined under SFAS No. 130. As such, net earnings (loss) represented comprehensive income for each of the years in the three year period ended December 31, 1999.

       Disclosures about Segments of an Enterprise

       In June 1997, the FASB issued SFAS No. 131,  "Disclosure  about Segments
       of an Enterprise."  This  statement   establishes  standards  for
       reporting and disclosures of certain information about operating segments in complete sets of financial statements. The Company adopted SFAS No. 131 effective January 1, 1998. Under the management approach of SFAS No. 131, the Company operates in certain geographic segments.
       See note 10.

       Income (Loss) per Share

       Basic  earnings  (loss) per share (EPS) is  computed  by dividing  income
       (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. For the year ended December 31, 1997, stock options issued under the Company's Stock Option Plans and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive. As of December 31, 1998, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 305,644 and 41,609 shares relating to options and warrants, respectively. As of December 31, 1999, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 133,598 and 212,805 shares relating to options and warrants, respectively.

(3)    Property and Equipment

       Property and equipment is comprised of the following:

                                                             1999                   1998
                                                       ------------------   ---------------------

Land                                                $         400,000              400,000
Buildings and improvements                                  2,861,028            2,835,990
Technical equipment                                        34,411,566           25,200,556
Furniture and fixtures                                        807,636              557,685
Automobiles                                                    57,242               23,907
Leasehold improvements                                        877,144              828,835
                                                       ------------------   ---------------------

                                                           39,414,616           29,846,972
Less accumulated depreciation and amortization             19,080,770           16,627,233
                                                       ------------------   ---------------------

                                                    $      20,333,846           13,219,739
                                                       ==================   =====================

The Company leases technical equipment under capital leases expiring through 2004. Equipment under capital leases aggregated $15,664,116 and $9,235,818 and related accumulated amortization aggregated $3,597,760 and $2,076,562 at December 31, 1999 and 1998, respectively.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

(4)      Sale of Subsidiary

On May 15, 1998 the Company sold all of its investment in PVC to Command Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and a gain on sale of $875,000.

                           PACIFIC VIDEO CANADA, Ltd.

                             Condensed Balance Sheet

                                                                April 30, 1998

        Assets

           Current Assets                                $           1,225,429
           Capital Assets                                            4,052,391
                                                           --------------------
             Total Assets                                            5,277,820
                                                           ====================

        Liabilities

           Current Liabilities                                       1,395,072
           Long Term Debt and other liabilities                      1,576,666
        Equity

           Share Capital                                             1,706,996
           Retained Earnings                                           599,086
                                                           --------------------
             Total Liabilities & Equity                  $           5,277,820
                                                           ====================


The statement of operations for PVC presented below reflects the amounts attributable to PVC which are included in the condensed consolidated financial statements of the Company, for the portion of year ended December 31, 1998, prior to the sale.

                           PACIFIC VIDEO CANADA, Ltd.

                        Condensed Statement of Operations

                                                              Year ended
                                                             December 31, 1998

                                                           --------------------

        Sales                                            $            2,894,972
        Direct expenses                                               2,079,822
                                                           --------------------
                 Gross Profit                                           815,151

        SG&A expenses                                                   606,257
                                                           --------------------
                 Earnings from Operations                               208,893

        Interest and Other expenses                                      71,166
                                                           --------------------
                 Earnings before income taxes                           137,727

        Income taxes                                                     54,544
                                                           --------------------
                 Net earnings before minority interest   $               83,183
                                                           ====================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

(5)    Notes Payable to Bank and Long-Term Debt

       Notes payable to bank and long-term debt are summarized as follows:

                                                                                       1999                    1998
                                                                                  ----------------      -------------------
      Term  notes  payable  to bank under a  $9,000,000  credit  agreement, secured by eligible  accounts  receivable,  inventory,  and  property  and equipment,  as defined,  payable in nine monthly  installments per year of
      $81,000 plus interest at 9.75% through  August 3, 2003.  The loan contains automatic renewal  provisions for successive terms of two years thereafter unless  terminated as of August 3, 2001 or as of the end of a renewal term by either party in which case the loan would become due and payable.
                                                                               $       2,694,296             3,404,631

      Capital lease obligations (note 9)                                              11,327,294             6,686,281
                                                                                  ----------------      -------------------
                                                                                      14,021,590            10,090,912
      Less current installments                                                        3,718,270             2,462,324
                                                                                  ----------------      -------------------

                                                                               $      10,303,320             7,628,588
                                                                                  ================      ===================




       The aggregate future maturities of notes payable to bank and long-term debt exclusive of capital lease obligations are summarized as follows:

      December 31:
          2000                         755,113
          2001                         732,724
          2002                         732,724
          2003                         473,735
                                ------------------
                             $       2,694,296
                                ==================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

(6)    Income Taxes

       A summary of income tax expense (benefit) is as follows:

                                           1999                 1998                1997
                                     -----------------    -----------------    ----------------
      Current:
          Federal                 $          70,000               36,000                   --
          State                             145,000               19,000                5,000
          Foreign                                --               54,000              204,000
                                     -----------------    -----------------    ----------------
      Total                                 215,000              109,000              209,000
      Deferred:
          Federal                          (425,000)                  --                   --
          State                             (75,000)                  --                   --
          Foreign                                --                   --               23,000
                                     -----------------    -----------------    ----------------
      Total                                (500,000)                  --               23,000

      Total expense (benefit)     $        (285,000)             109,000              232,000
                                     =================    =================    ================





       The provision for income taxes at the Company's effective tax rate differed from the U.S. Federal tax rate as follows:

                                                           1999                  1998                 1997
                                                     ------------------    -----------------    -----------------

      Federal income tax expense (benefit) at
          "expected rate"                         $       1,547,000             1,036,000              (41,000)
      Expiration of net operating loss
          carryforward                                           --                    --               54,000
      Nondeductible expenses                                 37,000                11,000                   --
      Other                                                  26,000                21,000               19,000
      State taxes, net of Federal effect                    278,000               178,000                4,000
      Impact of foreign taxation at different
          rates                                                  --               114,000              150,000
      Minority interest                                          --                 6,000               18,000
      Change in valuation allowance for deferred
          tax assets                                     (2,173,000)           (1,257,000)              28,000
                                                     ------------------    -----------------    -----------------
      Income tax expense (benefit)                $        (285,000)              109,000              232,000
                                                     ==================    =================    =================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)




(6)      Income Taxes (continued)

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 is presented below:

                                                                            1999                 1998
                                                                      -----------------    -----------------
      Deferred tax assets and liabilities:
          Net operating loss carryforwards                         $       3,370,000            3,952,000
          Income tax credit carryforwards                                    658,000              877,000
          Vacation pay                                                       164,000              141,000
          Reserve for bad debts                                              550,000              419,000
          Other                                                               62,000                  ---
                                                                      -----------------    -----------------
          Total gross deferred tax assets                                  4,804,000            5,389,000
          Less valuation allowance                                         2,194,000            4,367,000
                                                                      -----------------    -----------------

                 Deferred tax assets                               $       2,610,000            1,022,000
                 Deferred tax liabilities - property and
                    equipment                                             (2,110,000)          (1,022,000)
                                                                      -----------------    -----------------

                 Net deferred tax assets                           $         500,000                  ---
                                                                      =================    =================





       At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $9,910,000 that expire principally from 2004 through 2012. The Company also has approximately $658,000 of tax credits carryforwards, expiring through 2004.

       The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently does not believe it is more likely than not the Company will realize all of the benefits of these deductible differences, accordingly, a valuation allowance has been recorded for net deferred tax assets. Based upon these assessments, the valuation allowance was reduced in 1999 by $2,173,000.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)





(7)    Stockholders' Equity

       Common Stock

       During 1999, the Company issued 294,487 shares of the Company's common stock through the exercise of options granted to employees under the Company's incentive stock option plan (see footnote 8). Additionally, during 1999 the Company issued 137,584 shares of common stock to its principal lender through the exercise of warrants previously granted. The related warrants were issued in connection with a loan initiation and renewal and were valued and recorded as debt issuance costs at the time of issuance.

       Warrants

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

(8)    Stock-based Compensation and Other Option Grants

       The Company's 1997 incentive stock option plan which provides for grants of 500,000 of incentive or nonqualified stock options to officers, directors and key employees at prices equal to or greater than the fair market value at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest at date of grant. All options outstanding under the plan are fully vested at December 31, 1999. This plan was amended during 1999 increasing the number of stock options by 500,000. Under a prior stock option plan, which has expired, 97,781 stock options remain outstanding and are exercisable at December 31, 1999.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

Activity under the plans for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                                Weighted average
                                                        Number of shares         exercise price       Options exercisable
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1996                198,739      $               3.97              198,736

      Granted                                                 459,400                      0.22
      Exercised                                                    --                       --
      Expired and terminated                                  (40,220)                     5.94
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1997                617,919                      1.05              617,916

      Granted                                                      --                       --
      Exercised                                               (94,403)                     0.22
      Expired and terminated                                  (62,135)                     5.88
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1998                461,381                      0.57              461,381

      Granted                                                 325,000                      9.94
      Exercised                                              (294,487)                     0.22
      Expired and terminated                                   (3,713)                     0.22
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1999                488,181      $               7.02              488,181
                                                       ====================   =====================   ====================




The following table summarizes information about options outstanding under the Plans at December 31, 1999:

                                                                                Outstanding Options
                                                    ----------------------------------------------------------------------
                                                                                      Remaining
                                                                                  weighted average     Weighted average
                                                       Shares outstanding         contractual life         exercise
                                                         and exercisable             (in years)              price
                                                       --------------------   ---------------------   --------------------
      Range of Exercisable prices:
           $0.22                                               65,400                      8.00    $               0.22
           $0.50                                               30,000                      0.80                    0.50
           $2.50                                               67,781                      2.80                    2.50
           $9.94                                              325,000                     10.00                    9.94
                                                       --------------------   ---------------------   --------------------

                            Total                             488,181                      8.20    $               7.02
                                                       ====================   =====================   ====================


At December 31, 1999, under all plans, all options are exercisable, and 219,200 shares remained available for future grant.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)

       Pro Forma Information

       The Company has adopted the  disclosure-only  provisions of Statement No.
       123. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying consolidated statements of operations because the exercise price equaled or exceeded the fair value of the underlying common stock at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with Statement No. 123, the Company's recorded and pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

                                                                              Year ended December 31

                                                          ----------------------------------------------------------------
                                                                 1999                  1998                   1997
                                                          --------------------   ------------------     ------------------
      Net income (loss):
           As reported                                 $       4,836,235              2,919,543               (347,189)
           Pro forma                                           4,738,735              2,919,543               (416,100)
                                                          ====================   ==================     ==================

      Basic net income (loss) per share:

           As reported                                 $             .65                    .41                   (.05)
           Pro forma                                                 .63                    .41                   (.06)

      Diluted net income (loss) per share:

           As reported                                 $             .62                    .39                   (.05)
           Pro forma                                                 .60                    .39                   (.06)
                                                          ====================   ==================     ==================


       Pro Forma income reflects only options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
       (loss) amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       Further, the effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income for future years.

       Fair value of common stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                1999                 1998                 1997
                                                          -----------------    -----------------    -----------------

      Expected life (in years)                                      10.00                  --                10.00
      Risk-free interest rate                                        6.25                  --                 5.87
      Volatility                                                      .60                  --                  .50
      Dividend yield                                                  --                   --                   --
      Fair value - grant date                                         .30                  --                  .15

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)




       characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. No options were granted in 1998.

(9)    Commitments and Contingencies

       Leases

       The Company leases certain technical equipment under capital leases that expire through 2004.

       The Company also leases corporate offices, certain operating facilities and equipment under non-cancelable operating leases that expire through 2000.

       The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases, principally facility leases, are as follows:

                                                                          Capital leases        Operating leases
                                                                         ------------------   ---------------------

      Year ending December 31:
          2000                                                                4,036,184               53,410
          2001                                                                3,677,328                   --
          2002                                                                3,074,744                   --
          2003                                                                2,249,465                   --
          2004                                                                1,248,498                   --
                                                                         ------------------   ---------------------

                 Total minimum lease payments                                14,286,219               53,410
                                                                                              =====================

          Less amount representing interest                                   2,958,925
                                                                         ------------------

                 Present value of minimum lease payments              $      11,327,294
                                                                         ==================


       Rent expense amounted to $884,209, $842,320 and $1,029,329 for the years ended December 31, 1999, 1998 and 1997, respectively.

       Legal Matters

       The Company may have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the Company's financial statements taken as a whole.

       Employment Agreements

       The Company has employment agreements with certain officers that require written notices of termination ranging from one to five years.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                  (continued)



(10)   Business Segment Data

       The following table shows revenues, operating earnings (loss) and identifiable assets by geographic segment for the years 1999, 1998 and 1997:

                                                    1999                 1998                   1997
                                              ------------------   ------------------    -------------------
      Revenues:
          U.S.                             $      30,991,155           27,804,165            23,025,270
          International (1)                               --            2,894,972             5,265,654
                                              ------------------   ------------------    -------------------

                                           $      30,991,155           30,669,137            28,290,924
                                              ==================   ==================    ===================

      Income from operations:
          U.S.                             $       3,409,952            3,040,096               747,150
          International (1)                               --              287,596               714,359
                                              ------------------   ------------------    -------------------


                                           $       3,409,952            3,327,692             1,461,509
                                              ==================   ==================    ===================

      Identifiable assets:
          U.S.                             $      29,497,310           20,226,299            16,667,222
          International (1)                               --                   --             5,820,569
                                              ------------------   ------------------    -------------------

                                           $      29,497,310           20,226,299            22,487,791
                                              ==================   ==================    ===================


        (1)      Consists of the Company's subsidiary, Pacific Video Canada, which was sold on May 15, 1998, see note (4).

(11)     Pension Plan

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

       For the years ended December 31, 1999, 1998 and 1997 the Company did not contribute to the plan on behalf of its employees.

(12)     Other Income

       During 1999, the Company entered into a collaboration agreement (the Agreement) with a major equipment manufacturer and supplier. Under the agreement, the Company provided research development and engineering services related to the development of technical equipment used in connection with high definition post-production. The Company also gave the other party all rights to the patents and licenses related to the technology. In consideration for these rights and services, the Company received replacement equipment, discounts on the purchase of equipment and the cancellation of rental payments under a capital lease obligation due to the supplier. During the fourth quarter, the Company recorded other income of $2,187,000 pursuant to this agreement. Revenue recognition was deferred until the end of the fourth quarter as the earnings process on the items above was not completed until December 31, 1999.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

           Column A                     Column B                 Column C                  Column D                  Column E
-------------------------------    --------------------     --------------------      -------------------      ---------------------
                                         Balance at
                                        beginning of           Charged to costs          Deductions              Balance at end
Description                               period                 and expenses           write-offs (1)             of period
-------------------------------    --------------------     --------------------      -------------------      ---------------------

Allowance for bad debts:
     1997                          $     810,000                  280,000                     (3,000)               1,087,000
                                   ====================     ====================      ===================      =====================

     1998                          $  1,087,000                   275,000                   (318,000)               1,044,000
                                   ====================     ====================      ===================      =====================

     1999                          $  1,044,000                   793,000                   (465,000)               1,372,000
                                   ====================     ====================      ===================      =====================


       (1) Uncollectible accounts written off, net of recoveries.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2000  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2000  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2000  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2000.

Item 13.   CERTAIN TRANSACTIONS

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2000  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2000.

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

       3.       Exhibits:  The exhibits are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Form 10-K.
       3.1      Certificate of Incorporation of the Company. (1)
       3.2      Certificate of Amendment to Certificate of Incorporation of
                the Company filed August 29, 1990. (2)
       3.3      Certificate of Amendment to Certificate of Incorporation of
                the Company filed August 14, 1991.  (4)
       3.4      By-Laws of the Company. (1)
       4.1      Form of Common Stock Certificate. (2)
       10.1     1990 Stock Option Plan. (1)
       10.2     1997 Stock Option Plan  (10)
       10.3     Amended 1997 Stock Option Plan (13)
       10.5 Employment Agreement dated as of May 15, 1990 between the Company and Emory Cohen. (1).
       10.8     CIT Credit Agreement signed on August 3, 1992. (5)
       10.8A    Amended Loan Agreement between CIT and the Company dated
                April 12, 1995. (7)
       10.8B    Amended Loan Agreement between CIT and the Company dated
                June 6, 1996. (8)
       10.8C    Amended Loan Agreement between CIT and the Company dated
                June 15, 1998. (12)
       10.8D    Amended Loan Agreement between CIT and the Company dated
                June 7, 1999. (14)
       10.14    Bank of America Amended Loan Agreement dated February 29,
                1996. (7)
       10.14A   Bank of America Settlement Agreement dated December 22,
                1998. (12)
       10.15 Employment Agreement dated as of July 24, 1995 between the Company and Randolph Blim. (7)
       10.18    Sale of Subsidiary (PVC) (11)
       10.19    Employment Agreement dated August 1, 1999 between the
                Company and Robert McClain. (14)
       22.1     List of Subsidiaries. (4)
       24.1     Consent of incorporation by reference from KPMG LLP. (10)
       (1) Previously filed on June 7, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
       (2) Previously filed on July 23, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
       (3) Previously filed on August 8, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
       (4)      Previously filed on April 10, 1992 with the Company's
                Form 10-K.
       (5)      Previously filed on August 12, 1992 with the Company's
                Form 10-Q.
       (6)      Previously filed on May 13, 1994 with the Company's Form 10-Q.
       (7)      Previously filed on April 14, 1996 with the Company's Form 10-K.
       (8)      Previously filed on April 11, 1997 with the Company's Form 10-K.
       (9)      Previously filed on April 14, 1998 with the Company's Form 10-K.
       (10)     Previously filed on December 16, 1997 with the Company's
                Form S-8.
       (11)     Previously filed on June 1, 1998 with the Company's Form 8-K.
       (12)     Previously filed on March 26, 1999 with the Company's Form 10-K.
       (13)     Previously filed on October 1, 1999 with the Company's Form S-8.
       (14)     Filed herewith.


 (b)      Reports on Form 8-K

          During the second quarter ended June 30, 1998, the Registrant filed a Current Report on Form 8-K dated May 14, 1998 reporting the sale of the Registrant's investment in Pacific Video Canada Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 2000.

                                              LASER-PACIFIC MEDIA CORPORATION

                                                  By:  /s/ James R. Parks
                                                           James R. Parks
                                                    Chairman of the Board and
                                                    Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                         Title                           Date

/s/ James R. Parks
James R. Parks             Chairman of the Board and            March 30, 2000
                             Chief Executive Officer
                         (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen          President, Chief Operating Officer      March 30, 2000
                                   and Director


/s/ Robert McClain
Robert McClain                  Vice President and              March 30, 2000
                              Chief Financial Officer


/s/ Thomas D. Gordon
Thomas D. Gordon                     Director                   March 30, 2000


/s/ Craig A. Jacobson
Craig A. Jacobson                    Director                   March 30, 2000


/s/ Ronald Zimmerman
Ronald Zimmerman                     Director                   March 30, 2000