Form 10-Q
period 2000-03-31
LASER PACIFIC MEDIA CORPORATION
filed 2000-05-04
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000 was 7,720,993 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements                          3

        Condensed Consolidated Balance Sheets                                3
        Condensed Consolidated Statements of Operations                      4
        Condensed Consolidated Statements of Cash Flows                      5
        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7

Item 3. Quantitative and Qualitative Disclosures about Market Risk           8

Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K                                     8

        Signatures                                                           9

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                       (Unaudited)         (Audited)
                                                                                         March 31,        December 31,
                                                                                           2000               1999
                                                                                      ----------------    --------------
Assets
Current assets
   Cash and cash equivalents                                                       $        4,037,652  $      2,398,407
   Receivables net of allowance for doubtful accounts                                       4,928,801         5,139,663
   Other current assets                                                                     1,202,847         1,211,279
                                                                                      ----------------    --------------
     Total Current Assets                                                                  10,169,300         8,749,349

Net property  and equipment                                                                18,888,140        20,333,846
Other assets                                                                                  356,693           414,115
                                                                                      ----------------    --------------
   Total Assets                                                                    $       29,414,133  $     29,497,310
                                                                                      ================    ==============

Liabilities and Stockholders' Equity
Current liabilities
   Current installments of notes payable to bank and long-term debt                $        3,668,247  $      3,718,270
   Other current liabilities                                                                1,997,621         1,800,035
                                                                                      ----------------    --------------
     Total Current Liabilities                                                              5,665,868         5,518,305

Notes payable to bank and long-term debt, less current installments                         8,620,463        10,303,320

Stockholders' equity:
Common  stock,  $.0001  par  value.  Authorized  25,000,000  shares;  issued and outstanding 7,720,193 shares at March 31, 2000 and 7,654,646 at December 31,
   1999.                                                                                          772               765
Additional paid-in capital                                                                 19,920,917        19,919,956
Accumulated deficit                                                                       (4,793,887)       (6,245,036)
                                                                                      ----------------    --------------
   Net stockholders' equity                                                                15,127,802        13,675,685
                                                                                      ----------------    --------------
   Total Liabilities and Stockholders' Equity                                      $       29,414,133  $     29,497,310
                                                                                      ================    ==============




See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                            Three Months Ended
                                                                                                March 31,

                                                                                    -----------------------------------
                                                                                         2000               1999
                                                                                    ---------------    ----------------

   Revenues                                                                    $         9,245,739  $        7,941,609
   Operating costs
     Direct costs                                                                        5,351,431           4,722,646
     Depreciation                                                                          939,112             694,043
                                                                                    ---------------    ----------------
       Total operating costs                                                             6,290,543           5,416,689
                                                                                    ---------------    ----------------
         Gross profit                                                                    2,955,196           2,524,920
   Selling, general and administrative
       and other expenses                                                                1,149,565           1,057,877
                                                                                    ---------------    ----------------
         Income from operations                                                          1,805,631           1,467,043

   Interest expense                                                                        344,999             300,284
   Other income                                                                             66,917              23,476
                                                                                    ---------------    ----------------
         Income before income taxes                                                      1,527,549           1,190,235

   Provision for income taxes                                                               76,400              34,900
                                                                                    ---------------    ----------------
         Net income                                                            $         1,451,149  $        1,155,335
                                                                                    ===============    ================


   Income per share

       Net income per basic share                                              $              0.19  $             0.16
                                                                                    ===============    ================
       Net income per diluted share                                            $              0.18  $             0.15
                                                                                    ===============    ================
   Weighted average shares outstanding (basic)                                           7,718,993           7,274,742
                                                                                    ===============    ================
   Weighted average shares outstanding (diluted)                                         8,031,703           7,833,859
                                                                                    ===============    ================



See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,

                                                                           ------------------------------------------
                                                                                  2000                   1999
                                                                           -------------------    -------------------
    Cash flows from operating activities
      Net income                                                       $            1,451,149  $           1,155,335
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                               939,112                694,043
          Gain on sale of property and equipment                                     (31,700)                (1,600)
          Provision for doubtful accounts receivable                                  104,350                 78,737
          Change in assets and liabilities:
             (Increase) decrease in:
              Receivables                                                             106,512                624,975
              Inventory                                                              (20,752)                (3,983)
              Other current assets                                                     29,184                 26,376
              Other assets                                                             57,422                 73,793
            Increase in:
              Other current liabilities                                               197,586                391,564
                                                                           -------------------    -------------------
    Net cash provided by operating activities                                       2,832,863              3,039,240
                                                                           ===================    ===================

    Cash flows from investing activities:

      Purchases of property and equipment                                           (479,444)              (207,746)
      Net proceeds from disposal of property and equipment                             31,700                  1,600
                                                                           -------------------    -------------------
              Net cash used in investing activities                                 (447,744)              (206,146)
                                                                           ===================    ===================

    Cash flows from financing activities:

      Net repayment of notes payable to bank and long-term debt                     (746,842)              (671,814)
      Proceeds from issuance of common stock                                              968                 22,594
                                                                           -------------------    -------------------
              Net cash used in financing activities                                 (745,874)              (649,220)
                                                                           ===================    ===================

              Net increase in cash                                                  1,639,245              2,183,874
    Cash and cash equivalents at beginning of period                                2,398,407              1,159,206
                                                                           -------------------    -------------------
    Cash and cash equivalents at end of period                         $            4,037,652  $           3,343,080
                                                                           ===================    ===================

    Supplementary disclosure of cash flow information:

      Cash paid during the period for interest                         $              344,999  $             300,284
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of March 31, 2000 and December 31, 1999; the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

         In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

(2)      Income per Share

         Net income per basic and diluted shares are based upon the weighted average number of common shares outstanding. Basic income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price during the quarters ended March 31, 2000 and 1999. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic income per share and diluted income per share:

                                                           Three Months Ended March 31,
                                                        ------------------------------------
                                                             2000                1999
                                                        ----------------    ----------------
   Net Income                                       $         1,451,149  $        1,155,335

   Shares:
   Weighted Average Common Shares                             7,718,993           7,274,742
   Dilutive Stock Options and Warrants                          312,710             559,117
                                                        ----------------    ----------------
   Dilutive Potential Common Shares                           8,031,703           7,833,859

   Income Per Share:
   Basic                                            $              0.19  $             0.16
   Diluted                                          $              0.18  $             0.15




(3)      Income Taxes

         At March 31, 2000, federal income tax expense of $28,000 and state income tax expense of $48,000 was recognized after the application of net operating loss carry forwards. Income tax expense for the quarter ended March 31, 2000 was computed using the estimated effective tax rate to apply for all of 2000 after considering the impact of net operating loss carryforwards and tax credits. The rate is subject to ongoing review and evaluation by management.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements included within this document, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the safe harbor. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, actual results and financial position could differ materially in scope and nature from those anticipated in the forward looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the Securities and Exchange Commission to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.

Results of Operations

         Revenues for the quarter ended March 31, 2000 increased to $9,246,000 from $7,942,000 for the same period last year, an increase of $1,304,000 or 16.4%. Revenues from post-production services related to the Company's core business on episodic television shows increased $1,793,000. The increase in the Company's post-production services is attributable to an increased demand for the Company's services with a significant increase in demand for high definition services. The increase was offset by decreased revenue from the following services: (1) a decrease in revenues of $51,000 from film processing as the result of increased use by some customers of film formats that require a lower volume of film processing; (2) a decrease in revenues of $161,000 resulting from the elimination of the Company's production rental services business in October 1999 and anticipated lower revenues from laser disc services; (3) a decrease in digital compression revenues of $91,000 due to scheduling delays by the Company's customers; and (4) a decrease in revenues from graphic services of $186,000 as a result of lower demand for special effects by the Company's customers.

         Operating costs for the quarter ended March 31, 2000 were $6,291,000 versus $5,417,000 for the same period last year, an increase of $874,000 or 16.1%. The increase in operating costs is primarily the result of an increase in depreciation expense of $245,000 and an increase in labor cost of $525,000. The increase in depreciation expense is the result of significant capital expenditures in the second half of 1999. The increase in labor cost is the result of an increased number of employees and compensation increases. Total operating costs, including depreciation and amortization, as a percentage of revenues for the three months ended March 31, 2000 were 68.0% compared with 68.2% for the same year-ago period.

         For the quarter ended March 31, 2000 the Company recorded a gross profit of $2,955,000 compared to a gross profit of $2,525,000 for the same period last year, an increase of $430,000 or 17.0%. The increase in gross profit is the result of increased sales volume. Gross profit for the quarter ended March 31, 2000, as a percentage of revenue was 32.0% compared to 31.8% for the quarter ended March 31, 1999.

         Selling, General and Administrative ("SG&A") expenses for the three months ended March 31, 2000 were $1,150,000 as compared to $1,058,000 during the same year-ago period, an increase of $92,000 or 8.7%. The increase in SG&A is primarily attributable to an increase in labor cost which is the result of an increased number of employees and compensation increases.

         Interest expense for the three months ended March 31, 2000 was $345,000 compared to $300,000 for the same year-ago period, an increase of $45,000 or 15.0%. The increase in interest expense is a result of additional borrowings for equipment acquisitions made in 1999.


Liquidity and Capital Resources

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance, which has been amended and extended, to
August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment at appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The outstanding balance of the term loan was $2,428,000 at March 31, 2000. It is payable in monthly installments of $81,000 plus interest at prime plus 1% amortizing through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $0 at March 31, 2000. The revolving loan bears interest at prime plus 1%, which is payable monthly. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 days written notice.

       During the year ended December 31, 1999, the Company entered into capital lease obligations amounting to $8,060,000 with various lenders in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 8% to 9%. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. Projected cash flow and existing credit arrangements are adequate to fund additional purchases and commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Derivative Instruments. The Company does not invest, and during the quarter ended March 31, 2000 did not invest, in market risk sensitive instruments.

         Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $2,428,000 at March 31, 2000 under a term loan (discussed above) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.

Part II.  Other Information

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

                                         LASER-PACIFIC MEDIA CORPORATION
                                                      (Registrant)


     Dated:  May 4, 2000                  /s/  James R. Parks
                                          -------------------
                                               James R. Parks
                                               Chief Executive Officer

     Dated:  May 4, 2000                  /s/ Robert McClain
                                          ------------------
                                               Robert McClain
                                               Chief Financial Officer
                                   (Principal Financial and Accounting Officer)