Form 10-Q
period 2000-06-30
LASER PACIFIC MEDIA CORPORATION
filed 2000-08-11
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2000 was 7,721,293 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents

Part I.        Financial Information                                      Page
                                                                         -----

Item 1.        Condensed Consolidated Financial Statements                   3

               Condensed Consolidated Balance Sheets                         3
               Condensed Consolidated Statements of Operations               4
               Condensed Consolidated Statements of Cash Flows               5
               Notes to Condensed Consolidated Financial Statements          6

Item 2.        Management's Discussion and Analysis of Financial Condition

               and Results of Operations                                     7

Item 3.        Quantitative and Qualitative Disclosures about Market Risk    9

Part II.       Other Information

Item 4.        Submission of Matters to a Vote of Security Holders           9

Item 6.        Exhibits and Reports on Form 8-K                              9

               Signatures                                                    10

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                     (Unaudited)         (Audited)

                                                                                      June 30,         December 31,
                                                                                        2000               1999
                                                                                   ---------------    ----------------
Assets

Current Assets:
  Cash and cash equivalents                                                     $       4,718,080  $        2,398,407
  Receivables net of allowance for doubtful accounts                                    2,348,604           5,139,663
  Other current assets                                                                  1,149,149           1,211,279
                                                                                   ---------------    ----------------

    Total Current Assets                                                                8,215,833           8,749,349

Net property  and equipment                                                            18,877,856          20,333,846
Other assets                                                                              421,509             414,115
                                                                                   ---------------    ----------------
 Total Assets                                                                   $      27,515,198  $       29,497,310
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt              $       3,585,493  $        3,718,270
  Other current liabilities                                                             1,389,669           1,800,035
                                                                                   ---------------    ----------------
   Total Current Liabilities                                                            4,975,162           5,518,305

Notes payable to bank and long-term debt, less current installments                     8,321,258          10,303,320

Stockholders' Equity:
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding 7,721,293 shares at June 30, 2000 and 7,654,646
   at December 31, 1999.                                                                      772                 765
Additional paid-in capital                                                             19,921,159          19,919,956
Accumulated deficit                                                                   (5,703,153)         (6,245,036)
                                                                                   ---------------    ----------------

 Net stockholders' equity                                                              14,218,778          13,675,685
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                      $      27,515,198  $       29,497,310
                                                                                   ===============    ================






See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                              June 30,
                                                           ----------------------------------     --------------------------------
                                                                2000               1999               2000              1999
                                                           ---------------    ---------------     --------------    --------------

Revenues                                                $       5,858,496          5,594,118  $      15,104,235        13,535,727

Operating costs

     Direct costs                                               4,411,294          4,212,592          9,762,725         8,935,238
     Depreciation and amortization                              1,009,780            713,511          1,948,892         1,407,554
                                                           ---------------    ---------------     --------------    --------------
      Total operating costs                                     5,421,074          4,926,103         11,711,617        10,342,792
                                                           ---------------    ---------------     --------------    --------------
      Gross profit                                                437,422            668,015          3,392,618         3,192,935
Selling, general and administrative
    and other expenses                                          1,113,928          1,054,051          2,263,493         2,111,928
                                                           ---------------    ---------------     --------------    --------------
      Income (loss) from operations                             (676,506)          (386,036)          1,129,125         1,081,007

Interest expense                                                  346,631            282,730            691,630           583,014
Other income                                                     (63,371)           (34,353)          (130,288)          (57,829)
                                                           ---------------    ---------------     --------------    --------------
      Income (loss) before income taxes                         (959,766)          (634,413)            567,783           555,822

Income taxes (benefit)                                           (50,500)           (20,200)             25,900            14,700
                                                           ---------------    ---------------     --------------    --------------
      Net income (loss)                                 $       (909,266)          (614,213)  $         541,883           541,122
                                                           ===============    ===============     ==============    ==============


Income (loss) per share (basic)                         $          (0.12)             (0.08)  $            0.07              0.07
                                                           ---------------    ---------------     --------------    --------------

Income (loss) per share (diluted)                       $          (0.12)             (0.08)  $            0.07              0.07
                                                           ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                     7,721,193          7,414,670          7,720,093         7,344,706
                                                           ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                   7,721,193          7,414,670          8,107,291         7,779,453
                                                           ===============    ===============     ==============    ==============















See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                              2000              1999
                                                                                         ---------------    --------------
    Cash flows from operating activities
      Net income                                                                      $         541,883  $        541,122
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                      1,948,892         1,407,554
           Gain on sale of property and equipment                                              (31,700)           (2,500)
           Provision for doubtful accounts receivable                                           112,935           134,678
           Change in assets and liabilities:
                 Receivables                                                                  2,678,125         1,580,793
                 Other current assets                                                            62,130            30,669
                 Other current liabilities                                                    (410,366)          (12,805)
                 Other                                                                          (6,987)         (187,161)
                                                                                         ---------------    --------------
                     Net cash provided by operating activities                                4,894,912         3,492,350

    Cash flows from investing activities:

           Purchases of property and equipment                                                (637,103)       (2,064,553)
           Net proceeds from disposal of property and equipment                                 175,493             2,500
                                                                                         ---------------    --------------
                     Net cash used in investing activities                                    (461,610)       (2,062,053)

    Cash flows from financing activities:

           Net (repayment of) proceeds from notes payable to bank and long-term debt        (2,114,839)           385,047
           Proceeds from issuance of common stock                                                 1,210            35,530
                                                                                         ---------------    --------------
                     Net cash (used in) provided by financing activities                    (2,113,629)           420,577

                     Net increase in cash and cash equivalents                                2,319,673         1,850,874
    Cash and cash equivalents at beginning of period                                          2,398,407         1,159,206
                                                                                         ---------------    --------------
    Cash and cash equivalents at end of period                                        $       4,718,080  $      3,010,080
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of June 30, 2000 and December 31, 1999; the results of operations for the three and six month periods ended June 30, 2000 and 1999; and the statements of cash flows for the six month periods ended June 30, 2000 and 1999. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

         In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

(2)       Income per Share

         Net income per basic and diluted shares are based upon the weighted average number of common shares outstanding. Basic income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price, during the three and six month periods ended June 30, 2000 and 1999. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic income per share and diluted income per share:

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                 ------------------------------    -------------------------------
                                                                     2000             1999             2000              1999
                                                                 -------------     ------------    -------------     -------------

Net Income (Loss)                                             $     (909,266)        (614,213)  $       541,883           541,122
                                                                 =============     ============    =============     =============

Shares:
Weighted Average Common Shares                                      7,721,193        7,414,670        7,720,093         7,344,706
Dilutive Stock Options and Warrants                                       ---              ---          387,198           434,747
                                                                 -------------     ------------    -------------     -------------
Dilutive Potential Common Shares                                    7,721,193        7,414,670        8,107,291         7,779,453
                                                                 =============     ============    =============     =============

Income Per Share:
Basic                                                         $        (0.12)           (0.08)  $          0.07              0.07
Diluted                                                       $        (0.12)           (0.08)  $          0.07              0.07

(3)      Income Taxes

         For the six months ended June 30, 2000, federal income tax expense of $9,300 and state income tax expense of $16,600 was recognized after the application of net operating loss carry forwards. Income tax expense for the six months ended June 30, 2000 was computed using the estimated effective tax rate to apply for all of 2000 after considering the impact of net operating loss carry forwards and tax credits. The rate is subject to ongoing review and evaluation by management.

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

Results of Operations

         Revenues for the six months ended June 30, 2000 increased to $15,104,000 from $13,536,000 for the same year-ago period, an increase of $1,568,000 or 11.6%. Revenues from post-production services related to the Company's core business on episodic television shows increased $1,682,000. The increase in revenues from the Company's post-production services is attributable to increased demand for the Company's services, including a significant increase in demand for high definition services. The increase was offset by a decrease in revenues of $412,000 in digital compression services and a decrease in revenues of $405,000 in graphic services. The decrease in revenues from compression services is the result of decreased demand for Divx compression and MPEG compression for airlines. The decrease in revenues from graphic services is due to decreased demand for certain types of graphic services and the reduction of services provided.

         Revenues for the quarter ended June 30, 2000 increased to $5,858,000 from $5,594,000 for the same year-ago period, an increase of $264,000 or 4.7%. Revenues from post-production services related to the Company's core business on episodic television shows increased $259,000. The increase in the Company's post-production services is attributable to increased demand for the Company's services, including a significant increase in demand for high definition services. The increase was offset by decreased revenue from the following: a decrease in revenues of $321,000 in digital compression services and a decrease in revenues of $219,000 in graphic services.

         Operating costs for the six months ended June 30, 2000 were $11,712,000 versus $10,343,000 for the year-ago period, an increase of $1,369,000 or 13.2%. The increase in operating costs is primarily the result of an increase in labor cost of $740,000, an increase in depreciation of $541,000 and an increase in rawstock cost of $206,000. The increase in operating costs was partially offset by decreases in other operating costs. Higher labor costs were the result of an increased number of employees and more hours worked, as a result of increased sales. The increase in depreciation is due to expansion of the Company's capacity, especially high definition services during 1999. The higher rawstock costs resulted from increased sales. Total operating costs, including depreciation, as a percentage of revenues for the six months ended June 30, 2000 were 77.5% compared with 76.4% for the same year-ago period.

         Operating costs for the quarter ended June 30, 2000 were $5,421,000 versus $4,926,000 for the year-ago period, an increase of $495,000 or 10.0%. The increase in operating costs was the result of an increase in labor costs of $215,000 and an increase in depreciation of $296,000. Higher labor costs were the result of an increased number of employees and more hours worked, as a result of increased sales. The increase in depreciation is due to expansion of the Company's capacity, especially high definition services during 1999. Total operating costs, including depreciation, as a percentage of revenues for the three months ended June 30, 2000 were 92.5% compared with 88.1% for the same year-ago period.

         For the six months ended June 30, 2000, the Company recorded a gross profit of $3,393,000 compared with $3,193,000 for the same year-ago period, an increase of $200,000 or 6.3%. The increase in gross profit is the result of the increase in revenues, discussed above.

         For the quarter ended June 30, 2000 the Company recorded a gross profit of $437,000 compared to a gross profit of $668,000 for the same year-ago period, a decrease of $231,000 or 34.5%. The decrease in gross profit is the result of increased operating costs, explained above.

         Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2000 was $2,263,000 compared to $2,112,000 during the same year-ago period, an increase of $151,000 or 7.2%. The most significant increase in SG&A was labor cost. The increase in labor cost is due to additional employees and compensation increases.

         SG&A for the quarter ended June 30, 2000 was $1,114,000 compared to $1,054,000 during the same year-ago period, an increase of $60,000 or 5.7%. The most significant increase in SG&A was labor cost. The increase in labor cost is due to additional employees and compensation increases.

         Interest expense for the six months ended June 30, 2000 was $692,000 compared to $583,000 for the same year-ago period, an increase of $109,000 or 18.6%. The increase in interest expense is a result of increased borrowings for equipment purchases in prior years.

         Interest expense for the quarter ended June 30, 2000 was $347,000 compared to $283,000 for the same year-ago period, an increase of $64,000 or 22.6%. The increase in interest expense is a result of increased borrowings for equipment purchases in prior years.

         Other income for the six months ended June 30, 2000 was $130,000 compared to $58,000 for the same year-ago period, an increase of $72,000 or 125.3%. Other income is primarily interest income. The increase in other income is the result of higher cash balances and an increase in interest rates.

          Other income for the quarter ended June 30, 2000 was $63,000 compared to $34,000 for the same year-ago period, an increase of $29,000 or 84.5%. Other income is primarily interest income. The increase in other income is the result of higher cash balances and an increase in interest rates.

Liquidity and Capital Resources

     During the quarter ended June 30, 2000 the Company entered into a joint venture with Joe Matza, President of Las Palmas Productions, forming a new company, Composite Image Systems, LLC. This new entity will provide digital visual effects and graphic services to the motion picture film and television industry. In addition to sharing equipment, personnel, technical expertise and industry knowledge the Company has certain financial commitments to the joint venture. The Company has agreed to provide working capital to the joint venture as needed up to $500,000 and to either lease the entity equipment or guarantee the financing of equipment purchases up to $865,000. The agreement also provides that the Company will receive preferred distributions until the working capital the Company contributed is repaid.

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance, which has been amended and extended, to
August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment at appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The outstanding balance of the term loan was $2,265,000 at June 30, 2000. It is payable in monthly installments of $81,000 plus interest at prime plus 1.0% amortizing through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $0 at June 30, 2000. The revolving loan bears interest at prime plus 1.0%, which is payable monthly. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

         During the year ended December 31, 1999, the Company entered into capital lease obligations of approximately $7,000,000 with various lenders in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 8% to 9%. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. Projected cash flow and existing credit arrangements are adequate to fund additional purchases and commitments.

          The Company's principal source of funds is cash generated by operations and traditional financing. On an annual basis, the Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's capital requirements for fiscal 2000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Derivative Instruments. The Company does not invest, and during the six months ended June 30, 2000 did not invest, in market risk sensitive instruments.

         Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $2,265,000 at June 30, 2000 under a term loan (discussed below) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on June 28, 2000, the following individuals were elected to the Board of Directors with each such individual receiving 6,897,267 votes in favor of his election to the Board of Directors. The number of votes withheld for each director was 20,440.

                      Emory M. Cohen
                      Thomas D. Gordon
                      Craig A. Jacobson
                      James R. Parks

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         27.1 Financial Data Schedule

(b)      Reports on Form 8-K
         None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LASER-PACIFIC MEDIA CORPORATION
                                   (Registrant)




 Dated:  August 7, 2000        /s/James R. Parks
                               -----------------
                                  James R. Parks
                                  Chief Executive Officer



 Dated:  August 7, 2000        /s/Robert McClain
                               -----------------
                                  Robert McClain
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)