Form 10-Q
period 2000-09-30
LASER PACIFIC MEDIA CORPORATION
filed 2000-11-08
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2000 was 7,721,293 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents




Part I.        Financial Information                                      Page
                                                                      ---------

Item 1.        Condensed Consolidated Financial Statements                  3

               Condensed Consolidated Balance Sheets                        3
               Condensed Consolidated Statements of Operations              4
               Condensed Consolidated Statements of Cash Flows              5
               Notes to Condensed Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial Condition 7 and Results of Operations

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

Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets




                                                                                    (Unaudited)         (Audited)
                                                                                   September 30,       December 31,
                                                                                        2000               1999
                                                                                   ---------------    ----------------

Assets

Current Assets:
  Cash and cash equivalents                                                   $         3,557,477  $        2,398,407
  Receivables net of allowance for doubtful accounts                                    4,135,528           5,139,663
  Other current assets                                                                  1,303,793           1,211,279
                                                                                   ---------------    ----------------

    Total Current Assets                                                                8,996,798           8,749,349

Net property and equipment                                                             18,963,444          20,333,846
Other assets                                                                              597,422             414,115
                                                                                   ---------------    ----------------
Total Assets                                                                  $        28,557,664  $       29,497,310
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt            $         3,479,677  $        3,718,270
  Other current liabilities                                                             1,938,217           1,800,035
                                                                                   ---------------    ----------------
    Total Current Liabilities                                                           5,417,894           5,518,305

Notes payable to bank and long-term debt, less current installments                     8,639,519          10,303,320

Stockholders' Equity:
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding 7,721,293 shares at September 30, 2000 and 7,654,646
   shares at December 31, 1999.                                                               772                 765
Additional paid-in capital                                                             19,921,159          19,919,956
Accumulated deficit                                                                   (5,421,680)         (6,245,036)
                                                                                   ---------------    ----------------

   Net Stockholders' Equity                                                            14,500,251          13,675,685
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                    $        28,557,664  $       29,497,310
                                                                                   ===============    ================






See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                  Three Months ended                     Nine Months ended
                                                                     September 30,                         September 30,
                                                           ----------------------------------     --------------------------------
                                                                2000               1999               2000              1999
                                                           ---------------    ---------------     --------------    --------------

Revenues                                                $       7,233,449          7,771,664  $      22,337,684        21,307,391

Operating costs
      Direct costs                                              4,519,822          4,793,093         14,282,547        13,728,331
      Depreciation and amortization                             1,046,960            841,981          2,995,852         2,249,535
                                                           ---------------    ---------------     --------------    --------------
             Total operating costs                              5,566,782          5,635,074         17,278,399        15,977,866
                                                           ---------------    ---------------     --------------    --------------
      Gross profit                                              1,666,667          2,136,590          5,059,285         5,329,525
Selling, general and administrative
    and other expenses                                          1,125,148          1,086,170          3,388,641         3,198,098
                                                           ---------------    ---------------     --------------    --------------
      Income from operations                                      541,519          1,050,420          1,670,644         2,131,427

Interest expense                                                  303,387            298,717            995,017           881,731
Other income                                                       60,741             18,545            191,029            76,374
                                                           ---------------    ---------------     --------------    --------------
      Income before income taxes                                  298,873            770,248            866,656         1,326,070

Income taxes                                                       17,400             33,600             43,300            48,300
                                                           ---------------    ---------------     --------------    --------------
      Net income                                        $         281,473            736,648  $         823,356         1,277,770
                                                           ===============    ===============     ==============    ==============

Income per share (basic)                                $            0.04               0.10  $            0.11              0.17
                                                           ---------------    ---------------     --------------    --------------

Income per share (diluted)                              $            0.04               0.09  $            0.10              0.16
                                                           ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                     7,721,293          7,620,967          7,720,493         7,436,793
                                                           ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                   7,949,890          7,989,887          8,071,083         7,778,019
                                                           ===============    ===============     ==============    ==============
















See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                             Nine Months ended September 30,
                                                                                          ---------------------------------------
                                                                                                2000                  1999
                                                                                          -----------------     -----------------
    Cash flows from operating activities

      Net income                                                                      $            823,356  $          1,277,770
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                         2,995,852             2,249,535
           Gain on sale of property and equipment                                                 (74,490)               (3,500)
           Provision for doubtful accounts receivable                                              167,186               238,394
           Equity in loss of Composite Image Systems, LLC                                           40,645                   ---
           Change in assets and liabilities:
              (Increase) decrease in:
                 Receivables                                                                       835,159           (1,607,599)
                 Other current assets                                                             (92,514)                49,904
                 Other current liabilities                                                         138,182               516,450
                 Other                                                                             124,158             (154,437)
                                                                                          -----------------     -----------------
                     Net cash provided by operating activities                                   4,957,534             2,566,517

    Cash flows from investing activities:
           Purchases of property and equipment                                                 (1,906,861)           (7,794,578)
           Net proceeds from disposal of property and equipment                                    355,493                 3,500
           Contribution to Composite Image Systems, LLC                                          (345,912)                   ---
                                                                                          -----------------     -----------------
                     Net cash used in investing activities                                     (1,897,280)           (7,791,078)

    Cash flows from financing activities:
           Net (repayment of) proceeds from notes payable to bank and long-term debt           (1,902,394)             4,969,968
           Proceeds from issuance of common stock                                                    1,210                51,480
                                                                                          -----------------     -----------------
                     Net cash (used in) provided by financing activities                       (1,901,184)             5,021,448

                     Net increase (decrease) in cash and cash equivalents                        1,159,070             (203,113)
    Cash and cash equivalents at beginning of period                                             2,398,407             1,159,206
                                                                                          -----------------     -----------------
    Cash and cash equivalents at end of period                                        $          3,557,477  $            956,093
                                                                                          =================     =================
















See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)      Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of September 30, 2000 and December 31, 1999; the results of operations for the three and nine month periods ended September 30, 2000 and 1999; and the statements of cash flows for the nine month periods ended September 30, 2000 and 1999. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

         In accordance with the regulations of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

 (2)     Income per Share

         Net income per basic and diluted shares are based upon the weighted-average number of common shares outstanding. Basic income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price, during the three and nine month periods ended September 30, 2000 and 1999. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic income per share and diluted income per share:


                                                Three Months ended September 30,           Nine Months ended September 30,
                                              --------------------------------------    --------------------------------------
                                                    2000                 1999                 2000                 1999
                                              -----------------    -----------------    -----------------    -----------------

Net Income                                 $           281,473              736,648  $           823,356            1,277,770
                                              =================    =================    =================    =================

Shares:
Weighted Average Common Shares                       7,721,293            7,620,967            7,720,493            7,436,793
Dilutive Stock Options and Warrants                    228,597              368,920              350,590              341,226
                                              -----------------    -----------------    -----------------    -----------------
Dilutive Potential Common Shares                     7,949,890            7,989,887            8,071,083            7,778,019

Income Per Share:
Basic                                      $              0.04                 0.10  $              0.11                 0.17
Diluted                                    $              0.04                 0.09  $              0.10                 0.16


(3)      Income Taxes

         For the nine months ended September 30, 2000, federal income tax expense of $15,600 and state income tax expense of $27,700 was recognized after the application of net operating loss carry forwards. Income tax expense for the nine months ended September 30, 2000 was computed using the estimated effective tax rate to apply for all of 2000 after considering the impact of net operating loss carry forwards and tax credits. The rate is subject to ongoing review and evaluation by management.

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

Results of Operations

         Revenues for the nine months ended September 30, 2000 increased to $22,338,000 from $21,307,000 for the same year-ago period, an increase of $1,031,000 or 4.8%. Revenues from post-production services related to the Company's core business on episodic television shows increased $2,127,000. The increase in the Company's post-production services is attributable to increased demand for the Company's services. The increase was offset by decreased revenue from the following services: (1) a decrease in revenues of $161,000 from film processing as the result of increased use by some customers of film formats that require a lower volume of film processing; (2) a decrease in revenues of $240,000 resulting from the elimination of the Company's production rental services business in October 1999 and anticipated lower revenues from laser disc services; (3) a decrease in digital compression revenues of $335,000 due to decreased demand for MPEG compression for airlines and scheduling delays by the Company's customers; and (4) a decrease in revenues from graphic services of $504,000 as a result of lower demand for special effects by the Company's customers and the reduction of services provided.

         Revenues for the three months ended September 30, 2000 decreased to $7,233,000 from $7,772,000 for the same year-ago period, a decrease of $539,000 or 6.9%. The decrease in revenues is essentially the result of a slower start of the 2000-2001 prime-time television season compared to the 1999-2000 season. Management believes the slower start is attributable to the delay in the networks prime-time premier week, that was brought about by broadcast of the Olympics and the presidential debates.

         Operating costs for the nine months ended September 30, 2000 were $17,278,000 versus $15,978,000 for the same year-ago period, an increase of $1,300,000 or 8.1%. The increase in operating costs consists of an increase in labor costs of $581,000, an increase in depreciation of $746,000 discussed below and reductions in bad debt, equipment rental and supplies and maintenance of equipment. Higher labor costs are attributable to salary increases. Operating costs, including depreciation, as a percentage of revenues for the nine months ended September 30, 2000 were 77.4% compared with 75.0% for the same year-ago period.

         Operating costs for the three months ended September 30, 2000 were $5,567,000 versus $5,635,000 for the same year-ago period, a decrease of $68,000 or 1.2%. The decrease in operating costs consists of a reduction in most operating costs due to the decrease in revenues for the quarter, partially offset by an increase in depreciation of $205,000 discussed below. Operating costs, including depreciation, as a percentage of revenues for the three months ended September 30, 2000 were 77.0% compared with 72.5% for the same year-ago period.

         Depreciation expense for the nine months ended September 30, 2000 was $2,996,000 compared to $2,250,000 for the same year-ago period, an increase of $746,000 or 33.2%. The increase in depreciation is the result of equipment purchased during 1999 to expand the Company's capacity.

         Depreciation expense for the three months ended September 30, 2000 was $1,047,000 compared to $842,000 for the same year-ago period, an increase of $205,000 or 24.3%. The increase in depreciation is the result of equipment purchased during 1999 to expand the Company's capacity.

         For the nine months ended September 30, 2000 the Company recorded a gross profit of $5,059,000 compared with $5,330,000 for the same year-ago period, a decrease of $271,000 or 5.1%. The decrease in gross profit is the result of increased operating costs, primarily labor and depreciation as discussed above partially offset by increased revenue for the period.

         For the three months ended September 30, 2000 the Company recorded a gross profit of $1,667,000 compared to a gross profit of $2,137,000 for the same year-ago period, a decrease of $470,000 or 22.0%. The decrease in gross profit is the result of lower revenues partially offset by decreased operating costs.

         Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2000 was $3,389,000 compared to $3,198,000 during the same year-ago period, an increase of $191,000 or 6.0%. The increase in SG&A is primarily attributable to higher salaries, increased insurance expense and increased professional service fees.

         SG&A for the three months ended September 30, 2000 were $1,125,000 compared to $1,086,000 for the same year-ago period, an increase of $39,000 or 3.6%. The increase in SG&A is primarily attributable to higher property taxes and increased professional service fees.

         Interest expense for the nine months ended September 30, 2000 was $995,000 compared to $882,000 for the same year-ago period, an increase of $113,000 or 12.8%. The increase in interest expense is a result of increased borrowings for equipment purchases in prior years offset by reductions in debt.

         Interest expense for the three months ended September 30, 2000 was $303,000 compared to $299,000 for the same year-ago period, an increase of $4,000 or 1.6%. The increase in interest expense is a result of increased borrowings for equipment purchases in prior years offset by reductions in debt.

         Other income for the nine months ended September 30, 2000 was $191,000 compared to $76,000 for the same year-ago period, an increase of $115,000 or 150.1%. The increase in other income is primarily due to an increase in interest income resulting from higher cash balances and an increase in interest rates.

          Other income for the three months ended September 30, 2000 was $61,000 compared to $19,000 for the same year-ago period, an increase of $42,000 or 227.5%. The increase in other income is primarily due to an increase in interest income resulting from higher cash balances and an increase in interest rates.

         Net income for the nine months ended September 30, 2000 was $823,000 compared to $1,278,000 for the same year-ago period, a decrease of $455,000 or 35.6%. The decrease in net income is a consequence of the above factors.

         Net income for the three months ended September 30, 2000 was $281,000 compared to $737,000 for the same year-ago period, a decrease of $456,000 or 61.8%. The decrease in net income is a consequence of the above factors.


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

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance, which has been amended and extended, to
August 3, 2001. The maximum credit under the agreement is $9 million. The amended loan agreement provides for borrowings of up to $5.4 million under the term loan (limited to 100% of eligible equipment at appraisal value) and $3.6 million under the revolving loan (limited to 85% of eligible accounts receivable). The outstanding balance of the term loan was $2,183,000 at September 30, 2000. It is payable in monthly installments of $81,000 plus interest at prime plus 1.0% amortizing through August 3, 2003. Principal payments are not required in June, July or August. The revolving loan had an outstanding balance of $0 at September 30, 2000. The revolving loan bears interest at prime plus 1.0%, which is payable monthly. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 day written notice.

         During the year ended December 31, 1999 the Company entered into capital lease obligations of approximately $7,000,000 with various lenders in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 8% to 9%. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. Projected cash flow and existing credit arrangements are adequate to fund additional purchases and commitments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Derivative Instruments. The Company does not invest, and during the nine and three months ended September 30, 2000 did not invest, in market risk sensitive instruments.

         Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $2,183,000 at September 30, 2000 under a term loan (discussed above) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
              None

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



                               LASER-PACIFIC MEDIA CORPORATION
                               (Registrant)


Dated:  November 8, 2000       /s/James R. Parks
                               -----------------
                                  James R. Parks
                                  Chief Executive Officer




Dated:  November 8, 2000       /s/Robert McClain
                               -----------------
                                  Robert McClain
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)