Form 10-K
period 2000-12-31
LASER PACIFIC MEDIA CORPORATION
filed 2001-03-29
CIK 875738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   [Mark one]
[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock ($.0001 par value)
                         Preferred Share Purchase Rights
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 13, 2001 (based upon the closing price on the Nasdaq National Market on that date) was $14,484,000.

Number of shares of Common Stock, $.0001 par value, outstanding as of March 13, 2001: 7,751,295.

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents



    Part I                                                                Page

    Item 1       Business                                                   1
    Item 2       Properties                                                 3
    Item 3       Legal Proceedings                                          3
    Item 4       Submission of Matters to a Vote of Security Holders        3

    Part II

    Item 5       Market for Registrant's Common Stock and Related
                 Security Holder Matters                                    4
    Item 6       Selected Financial Data                                    5
    Item 7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7
    Item 7A      Quantitative and Qualitative Disclosures about
                 Market Risk                                               13
    Item 8       Financial Statements and Supplementary Data               13
    Item 9       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                    13

    Part III

    Item 10      Directors and Executive Officers of the Registrant        36
    Item 11      Executive Compensation                                    36
    Item 12      Security Ownership of Certain Beneficial Owners
                 and Management                                            36
    Item 13      Certain Relationships and Related Transactions            36

    Part IV

    Item 14      Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                       37

                 Signatures                                                39

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

        The Company offers a full range of post-production services to television producers at its facilities in Hollywood, California. These services, which begin immediately after completion of photography and end with the delivery of a videotape master ready for television broadcasting, include film processing, film to videotape transfer, electronic editing of the videotape (including the addition of special effects and titles), color correction, sound editing and mixing, and duplication.

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

Editing - The Company operates nine editing suites, for preparing broadcast quality videotape masters for its customers. These editing suites are primarily used for assembly of television programs, visual effects, and adding titles and graphics. Two of the rooms are equipped exclusively for high definition editing. Additionally, the Company's Emmy Award winning Super-Computer Assembly system provides the show assembly capability equivalent of four or five additional conventional editing rooms.

Color Timing - The Company operates five timing suites that are used for the final color balancing and image enhancement of customers' programs. Two of these suites are equipped specifically for digital high definition programs.

Digital Graphics and Visual Effects - The Company's Visual Effects Department, is equipped with several digital video effects systems specifically designed to create graphical elements, special effects, titles and other specialized work for television and motion pictures.

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

Duplication and Other Services - The Company provides duplication, restoration, digital file conversion, screening, and a variety of other services to fulfill the production and delivery needs of its customers.


Employees

        At December 31, 2000, the Company had approximately 225 employees. Approximately 30 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires July 15, 2001. The Company has never experienced a work stoppage, and considers its relations with its employees to be excellent.


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

ITEM 2.  PROPERTIES

        The Company owns a 29,000 square foot building located on a 39,000 square foot lot in Hollywood, California where it provides film processing and sound editing and mixing services. In addition, the Company leases approximately 41,000 square feet in seven buildings in Hollywood, California, which contain executive offices and the balance of its post-production facilities. Five of the leases are on a month-to-month basis. Two of the larger facilities are on five-year leases through the year 2006. One of the five-year leases was entered into in March 2001 to provide the Company with additional space to relocate the Company's Burbank, California facility and for future expansion. The Company has notified the lessor of the Burbank, California facility, which the Company leases on a month-to-month basis, that it will vacate the facility by June 2001. The Company believes that its facilities are adequate for its operations as now conducted. If operations continue to expand, the Company will acquire additional space.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Markettm under the symbol LPAC. The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 2000 and 1999. This information is based on selling prices as reported by the Nasdaq National Market.


                                                     High             Low
    2000
    First Quarter                                    $14.9375         $5.0000
    Second Quarter                                   $6.0000          $2.6250
    Third Quarter                                    $4.7500          $2.2500
    Fourth Quarter                                   $3.1250          $1.0000

    1999
    First Quarter                                    $4.2500          $1.6875
    Second Quarter                                   $6.9375          $3.0000
    Third Quarter                                    $9.4375          $5.5625
    Fourth Quarter                                   $12.8750         $7.7500


         The Company had approximately 3,000 stockholders on March 13, 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years:

                                     (In thousands except for per share data.)

                                                           2000          1999           1998             1997            1996
                                                           ----          ----           ----             ----            ----
Statement of Operations Data:
  Revenues                                              $33,058       $30,991        $30,699          $28,291         $28,878
  Operating expenses:
   Direct......................................          19,721        19,753         19,183           18,343          18,847
   Depreciation and amortization...............           4,161         3,258          3,572            4,207           5,318
                                                 ---------------  ------------  -------------   --------------  --------------
                                                         23,882        23,012         22,755           22,550          24,165
                                                 ---------------  ------------  -------------   --------------  --------------
  Gross profit.................................           9,176         7,980          7,944            5,741           4,713
  Selling, general and administrative expenses.           4,648         4,570          4,616            4,279           4,826
                                                 ---------------  ------------  -------------   --------------  --------------
  Income (loss) from operations................           4,528         3,410          3,328            1,461           (113)
  Interest expense.............................         (1,241)       (1,241)        (1,288)          (1,563)         (1,563)
  Gain on sale of subsidiary...................             ---           ---            875              ---             ---
  Other income.................................             253         2,382            114               41              42
  Minority interest............................             ---           ---            ---             (54)            (53)
  Income tax (expense) benefit.................            (30)           285          (109)            (232)           (165)
                                                 ---------------  ------------  -------------   --------------  --------------
  Net income (loss)............................           3,510         4,836          2,920            (347)         (1,852)
                                                 ===============  ============  =============   ==============  ==============


Net income (loss) per share (basic)                       $0.45         $0.65          $0.41          ($0.05)         ($0.26)
                                                 ---------------  ------------  -------------   --------------  --------------

Net income (loss) per share (diluted)                     $0.44         $0.62          $0.39          ($0.05)         ($0.26)
                                                 ---------------  ------------  -------------   --------------  --------------

Weighted average shares outstanding (basic)               7,726         7,491          7,163            7,128           7,061
                                                 ===============  ============  =============   ==============  ==============

Weighted average shares outstanding (diluted)             8,003         7,838          7,510            7,128           7,061
                                                 ===============  ============  =============   ==============  ==============


Balance Sheet Data:

  Working capital (deficiency).................          $5,854        $3,231         $2,769         ($2,332)        ($2,498)
  Total assets.................................          30,423        29,497         20,226           22,488          22,304
  Current installments of notes payable,
    notes payable to related parties, and
    long-term debt.............................           3,490         3,718          2,462            5,894           5,278
  Long-term debt, excluding current
    installments...............................           7,934        10,303          7,629            8,139           7,959
  Net stockholders' equity.....................         $17,202       $13,676         $8,712           $5,772          $6,101


Quarterly Financial Information

The following table summarizes unaudited selected financial data of the Company and its consolidated subsidiaries for each quarter of the last two fiscal years:

                             (In thousands except for per share data.)


                                                                                       2000
                                                ----------------------------------------------------------------------------------
                                                  December 31          September 30            June 30              March 31
                                                -----------------    ------------------    -----------------    ------------------

       Revenues                              $      10,721,000    $       7,233,000     $       5,858,000    $       9,246,000

       Income (loss) from operations                 2,857,000              542,000              (677,000)           1,806,000

       Net income (loss)                             2,687,000              281,000              (909,000)           1,451,000

       Net income (loss) per share basic     $           0.35     $           0.04      $          (0.12)    $           0.19
                                                =================    ==================    =================    ==================

       Net income (loss) per share diluted   $           0.34     $           0.04      $          (0.12)    $           0.18
                                                =================    ==================    =================    ==================



                                                                                       1999
                                                ----------------------------------------------------------------------------------
                                                  December 31          September 30            June 30              March 31
                                                -----------------    ------------------    -----------------    ------------------

       Revenues                              $       9,684,000    $       7,772,000     $       5,594,000    $       7,942,000

       Income (loss) from operations                 1,279,000            1,050,000              (386,000)           1,467,000

       Net income (loss)                             3,558,000              737,000              (614,000)           1,155,000

       Net income (loss) per share basic     $           0.46     $           0.10      $          (0.08)    $           0.16
                                                =================    ==================    =================    ==================

       Net income (loss) per share diluted   $           0.44     $           0.09      $          (0.08)    $           0.15
                                                =================    ==================    =================    ==================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2000 Compared to 1999

         Revenues for the year ended December 31, 2000 increased to $33.1 million from $31.0 million for 1999, an increase of $2.1 million or 6.7%. The increase is primarily attributable to an increased demand for the Company's services. Revenues from the majority of services that the Company provides increased significantly while revenues from some services decreased. Revenue increases in television post-production services, which includes high definition services, digital compression services; including digital video discs, and feature film mastering aggregated $3.1 million and were partially offset by decreased revenue from the following services; 1) The elimination of the Company's production rental services business in October, 1999 reduced revenue by $68,000, 2) Revenues from laser disc services declined $203,000, 3) Revenues from Graphic Services declined $605,000 as a result of a lower demand for special effects from our customers and 4) a decrease of $124,000 in Film Production Revenues reflects increased use by some customers of film formats that require a lower volume of film processing.

         For the year ended December 31, 2000, the Company recorded a gross profit of $9.2 million compared with $8.0 million for the same year-ago period, an increase of $1.2 million or 15.0%. The increase in gross profit is primarily the result of the increased sales volume discussed above, partially offset by an increase in depreciation expense as discussed below.

         Operating costs, excluding depreciation for the year ended December 31, 2000 were $19.7 million versus $19.8 million for the year-ago period, a decrease of less than 1%. The decrease in operating costs is the result of reduced bad debt expense of $519,000 and reduced equipment maintenance and rental expense of $254,000 offset by increased labor cost of $427,000 and increased stock cost of $304,000. Depreciation expense for the year ended December 31, 2000 was $4.2 million compared to $3.3 million for the same year-ago period, an increase of $902,000 or 27.7%. The increase in depreciation expense is due to significant capital equipment expansion in the third and fourth quarters of 1999. Total operating costs, including depreciation, as a percentage of revenues for the year ended December 31, 2000 were 72.2% compared with 74.2% for the same year-ago period.

         Selling, general and administrative expenses (SG&A) for the year ended December 31, 2000 were $4,648,000 as compared to $4,570,000 during the same year-ago period, an increase of 1.7%. The small increase in SG&A is attributable to increased wages for non-operations staff of $86,000 and increased professional fees of $39,000, offset by a reduction in property tax expense of $107,000.

         Income from operations for the year ended December 31, 2000 was $4.5 million compared to $3.4 million for the same year-ago period, an increase of $1.1 million or 32.8%. The increase in income from operations is primarily the result of increased sales volume and decreased operating expenses, partially offset by increased SG&A expenses, discussed above.

         Interest expense for the year ended December 31, 2000 was $1.2 million compared to $1.2 million for the same year-ago period. There was no significant change in interest expense from last year. Interest expense was higher for the first and second quarters and lower in the third and fourth quarters of the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Other income for the year ended December 31, 2000 was $253,000 compared to other income of $2.4 million in 1999. The other income for the year ended December 31, 2000 is primarily interest income earned on higher cash balances. The other income in 1999 was primarily the result of a technology development agreement that the Company entered into with a major equipment manufacturer and supplier. Under the agreement the Company provided research, development and engineering services related to the development of technical equipment used in connection with high definition post-production. In consideration for services provided, the Company received replacement equipment, discounts on the purchase of equipment and the cancellation of rental payments under a capital lease obligation due to the equipment supplier. The Company recognized income of $2.2 million during the fourth quarter of 1999 pursuant to this agreement. Revenue recognition was deferred until the end of the fourth quarter as the earnings process was not complete until December 31, 1999 when the collaboration was complete. Costs that the Company incurred in connection with the agreement were expensed, primarily as operating costs, as incurred throughout the year ended December 31, 1999. The Company does not anticipate future revenue recognition from the technology development agreement.

         The 2000 income tax expense is comprised of U.S. Federal Income Tax of $57,000 and State Income Tax benefit in the amount of $27,000. The U.S. Federal Income Tax is primarily composed of alternative minimum tax. The State Income Tax benefit is primarily the result of utilization of State Tax Credits. The income tax benefit of $285,000 during 1999 is comprised of a deferred income tax benefit of $500,000 resulting from a reduction in the valuation allowance to reflect the anticipated future benefit from operating loss carryforwards which are likely to be utilized, partially offset by income tax expense of $215,000. The 1999 income tax expense is comprised of U.S. Federal Income Tax of $70,000 and State Income Tax in the amount of $145,000. The U.S. Federal and State Income Tax is primarily composed of alternative minimum tax. This occurred because net operating loss carryforwards were utilized to offset taxable income. The full benefit of the net tax operating loss carryforwards is limited for alternative minimum tax purposes. The benefit of the State net tax operating loss was completely utilized as of December 31, 1999.

         As of December 31, 2000 the Company has recorded gross deferred tax assets of $3.8 million, a related valuation allowance of $879,000 and deferred tax liabilities of $2.4 million (see note 6 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management can not predict at this time that the Company will realize all of the benefits of these deductible differences. Based on these assessments, the valuation allowance was reduced in 2000 by $1.3 million and in 1999 by $2.2 million.

         As a consequence of the above factors, the Company reported net income of $3.5 million or $0.44 per diluted share in 2000 versus reported net income of $4.8 million or $0.62 per diluted share in 1999.



Fourth Quarter 2000

The following table summarizes selected financial data of the Company and its consolidated subsidiaries for the fourth quarters ended 2000 and 1999.



                                          Three Months ended December 31,                    Increase (Decrease)
                                      -----------------------------------------     --------------------------------------
                                            2000                   1999                 Dollars               Percent
                                      -----------------      ------------------     ----------------      ----------------

Revenues                         $          10,721,000  $            9,684,000  $         1,037,000                 10.7%

Operating Expenses                           6,604,000               7,034,000            (430,000)                (6.1%)
                                      -----------------      ------------------

Gross Profit                                 4,117,000               2,650,000            1,467,000                 55.3%

SG&A                                         1,260,000               1,372,000            (112,000)                (8.2%)
                                      -----------------      ------------------

Income from Operations                       2,857,000               1,278,000            1,579,000                123.5%

Interest Expense                               246,000                 360,000            (114,000)               (31.7%)

Other Income                                    62,000               2,306,000          (2,244,000)               (97.3%)
                                      -----------------      ------------------

Net Income                                   2,687,000               3,558,000            (871,000)               (24.5%)
                                      =================      ==================

         Revenues for the three months ended December 31, 2000 increased $1.0 million or 10.7% from the same period in 1999. The increase in the revenues is attributable to an increased demand for the Company's services with increases in high definition services and digital compression services; including digital video discs, and revenues from feature film mastering.

         For the three months ended December 31, 2000, the Company's gross profit increased $1.5 million or 55.3%. The increase in gross profit is the result of the increase in revenues discussed above and decreased operating costs. The decrease in operating costs is the result of a decrease in labor cost of $154,000, a reduction in bad debt expense of $448,000 and reduced equipment maintenance and rental expense of $76,000 which were partially offset by an increase in depreciation expense of $156,000. Total operating costs, including depreciation, as a percentage of revenues for the three months ended December 31, 2000 were 61.6% compared with 72.6% for the same year-ago period.

         Income from operations increased $1.6 million for the three months ended December 31, 2000 compared to the same period in 1999. The increased income from operations are the result of the sales increase and decreased operating costs discussed above and improved margins.

         Other income for the fourth quarter 2000 decreased $2.2 million or 97.3% from the fourth quarter 1999. The other income in 2000 is primarily interest income earned on higher cash balances. The other income in 1999 was primarily the result of a technology development agreement that the Company entered into with a major equipment manufacturer and supplier. Under the agreement, the Company provided research, development and engineering services related to the development of technical equipment used in connection with high definition post-production. The Company recognized income of $2.2 million during the fourth quarter of 1999 pursuant to this agreement.


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

         For the year ended December 31, 1999, the Company recorded a gross profit of $8.0 million compared with $7.9 million for the same year-ago period, an increase of 0.4%. The gross profit for the year ended December 31, 1998 includes $815,000 attributable to Pacific Video Canada. The gross profit from the Company's continuing operations increased $851,000 or 11.9% versus the year-ago period. The increase in gross profit from continuing operations is primarily the result of increased sales volume discussed above that was partially offset by increased operating costs, as explained below.

         Operating costs, excluding depreciation and amortization discussed below, for the year ended December 31, 1999 were $19.8 million versus $19.2 million for the year-ago period, an increase of $570,000 or 3.0%. The increase in operating costs at the Company's U.S. facilities was significantly offset by the elimination of operating costs attributable to PVC. The operating costs for the year ended December 31, 1999 at the Company's U.S. facilities increased $2.3 million or 13.1% versus 1998, while operating costs from Canada in 1998 amounted to $1.7 million. The increase in operating costs at the Company's U.S. facility is primarily due to an increase in wages and salaries of $1.6 million and an increase in bad debt expense of $518,000. Depreciation expense for the year ended December 31, 1999 was $3.3 million compared to $3.6 million for the same year-ago period, a decrease of $314,000 or 8.8%. The depreciation expense reduction is the result of the sale of PVC (discussed above). The reduction was offset by an increase in depreciation expense on the equipment acquired throughout 1999 with the majority being acquired in the third and fourth quarters of 1999. Total operating costs, including depreciation and amortization, as a percentage of revenues for the year ended December 31, 1999 were 74.2% compared with 74.1% for the same year-ago period.

         Selling, general and administrative expenses (SG&A) for the year ended December 31, 1999 were $4,570,000 as compared to $4,616,000 during the same year-ago period, a decrease of 1.0%. There was an increase in SG&A of $560,000 at the Company's U.S. facilities while SG&A attributable to PVC of $606,000 was eliminated. The increase of SG&A in the U.S. is primarily attributable to increases in advertising and promotion and higher wages for non-operations staff.

         Income from operations for the year ended December 31, 1999 was $3.4 million compared to $3.3 million for the same year-ago period, an increase of $82,000 or 2.5%. The increase in income from operations is primarily the result of increased sales volume and decreased SG&A expenses, partially offset by increased operating costs, which are discussed above.

         Interest expense for the year ended December 31, 1999 was $1.2 million compared to $1.3 million for the same year-ago period, a decrease of 3.6%. The decrease in interest expense is the result of lower interest rates, elimination of a real estate loan, decreased borrowing from CIT and the elimination of interest expense related to PVC (discussed above). The reduction was offset by an increase in interest expense on the additional borrowing for equipment acquisitions in the third and fourth quarters of 1999.

         Other income for the year ended December 31, 1999 was $2.4 million compared to other income of $133,000 in 1998. The other income in 1999 is primarily the result of a technology development agreement that the Company entered into with a major equipment manufacturer and supplier. Under the agreement the Company provided research, development and engineering services related to the development of technical equipment used in connection with high definition post-production. In consideration for services provided, the Company received replacement equipment, discounts on the purchase of equipment and the cancellation of rental payments under a capital lease obligation due to the equipment supplier. The Company recognized income of $2.2 million during the fourth quarter of 1999 pursuant to this agreement. Revenue recognition was deferred until the end of the fourth quarter as the earnings process was not complete until December 31, 1999 when the collaboration was complete. Costs that the Company incurred in connection with the agreement were expensed, primarily as operating costs, as incurred throughout the year ended December 31, 1999. The Company does not anticipate future revenue recognition from the technology development agreement. The 1998 other income was primarily from the sale of used equipment.

         On May 15, 1998 the Company sold all of its investment in PVC to Command Post and Transfer Corporation. The Company realized cash consideration of $3.8 million and recognized a net gain on sale of $875,000. The total sales price of $3.8 million was determined through arms-length negotiations. The proceeds were used to reduce outstanding debt and to provide working capital.

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

         As of December 31, 1999, the Company has recorded gross deferred tax assets of $4.8 million, a related valuation allowance of $2.2 million and deferred tax liabilities of $2.1 million (see note 6 to the consolidated financial statements). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management can not predict at this time that the Company will realize all of the benefits of these deductible differences. Based on these assessments, the valuation allowance was reduced in 1999 by $2.2 million.

         As a consequence of the above factors, the Company reported net income of $4.8 million or $0.62 per diluted share in 1999 versus reported net income of $2.9 million or $0.39 per diluted share in 1998.


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

         For the three months ended December 31, 1999, the Company's gross profit decreased $821,000 or 23.7%. The decrease in gross profit is the result of the low growth of sales discussed above and increased operating costs. The increase in operating costs is primarily the result of an increase in depreciation expense of $197,000, an increase in labor cost of $300,000 and an increase in bad debt expense of $463,000. The increase in depreciation expense is the result of depreciation on new equipment acquired throughout 1999. The majority of the equipment was acquired in the third and fourth quarters of 1999. The increase in labor cost is the result of an increased number of employees, compensation increases and other business reasons. The increase in bad debt expense is the result of the Company increasing the reserve for bad debt due to the possibility of certain customers not paying their outstanding debt timely. The Company is pursuing various alternatives to collect these obligations. Total operating costs, including depreciation and amortization, as a percentage of revenues for the three months ended December 31, 1999 were 72.6% compared with 63.4% for the same year-ago period.

         The increase in other income during the fourth quarter 1999 is primarily the result of a technology development agreement that the Company entered into with a major equipment manufacturer and supplier. This is discussed in detail above. The Company recognized income of $2.2 million during the fourth quarter of 1999 pursuant to this agreement. Revenue was not recognized until December 31, 1999 when all contingencies were met on conclusion of the agreement.

         Deferred income tax benefit of $500,000 resulting from a reduction in the valuation allowance to reflect the anticipated future benefit from operating loss carryforwards that are likely to be utilized in 2000 was recognized during the fourth quarter 1999. This is discussed in detail above.

Matters Affecting Operations

        During the quarter ended June 30, 2000 the Company entered into a joint venture agreement forming a new company, Composite Image Systems, LLC. This new entity provides digital visual effects and graphic services to the motion picture film and television industry. In addition to sharing equipment, personnel, technical expertise and industry knowledge, the Company has certain financial commitments to the joint venture. To date the Company has provided working capital to the joint venture of approximately $346,000 and guaranteed the financing of approximately $700,000 in equipment. The operating agreement of the venture also provides that the Company will receive preferred distributions from the venture until the working capital the Company contributed is repaid. The Company is accounting for this investment under the equity method of accounting. The Company's share of the net earnings (loss) for the year ended December 31, 2000 was immaterial.

        The collective bargaining agreement between the Writers Guild of America and the Alliance of Motion Picture and Television Producers (a multi-employer bargaining group) is due to expire on or about May 1, 2001. The collective bargaining agreement between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers is due to expire on or about June 30, 2001. Negotiations to renew those agreements are underway as of February 2001. There have been a number of public reports indicating that strikes by the Writers Guild of America and the Screen Actors Guild are a possibility in 2001. A strike by one or both of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt the Company's ongoing post-production services to those productions. Such a halt or delay, depending on the length of time, could adversely affect the Company's cash flow and revenues.

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


Liquidity and Capital Resources

         The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance that expires August 3, 2001. The maximum credit under the agreement is $9 million. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 days written notice. The outstanding balance of all borrowings under this agreement was $1.9 million at December 31, 2000.

         The Company has had discussions and received financing proposals from The CIT Group/Credit Finance and other qualified lenders regarding increasing the loan commitments available to the Company. The Company believes it will obtain acceptable additional financing prior to the expiration of the current CIT Group/Credit Finance loan agreement.

         During the years ended December 31, 2000 and December 31, 1999 the Company entered into capital lease obligations of approximately $2.1 million and $8.0 million respectively with various lenders in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 7.5% to 9.75%. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. Projected cash flow and existing credit arrangements are adequate to fund additional purchases and commitments

         The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's capital requirements for fiscal 2001. The possibility of the strikes discussed above may impact the Company's cash flow.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137"). As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments or hedging activities and accordingly, the adoption of SFAS No. 133 will not have a significant effect on its consolidated financial position or results of operations.

Revenue Recognition in Financial Statements

         On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of this Bulletin did not have an effect on the Company's consolidated results of operations or financial position.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. The Company does not invest, and during the year ended December 31, 2000 did not invest, in market risk sensitive instruments.

         Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $1.9 million at December 31, 2000 under a term loan (discussed above) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements for the Company and independent auditors' report therein are set forth on pages 14 through 35 incorporated herein. See Page 14 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES



                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule



                                                                         Page

Consolidated Financial Statements:

     Independent Auditors' Report                                         15
     Consolidated Balance Sheets - December 31, 2000 and 1999             16
     Consolidated Statements of Operations - Years Ended
     December 31, 2000, 1999 and 1998                                     18
     Consolidated Statements of Stockholders' Equity - Years
     Ended December 31, 2000, 1999 and 1998                               19
     Consolidated Statements of Cash Flows - Years Ended
     December 31, 2000, 1999 and 1998                                     20
     Notes to Consolidated Financial Statements                           22

     Consolidated Financial Statement Schedule - Valuation
     and Qualifying Accounts - Years Ended
     December 31, 2000, 1999 and 1998                                     35




All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Laser-Pacific Media Corporation:


We have audited the accompanying consolidated financial statements of Laser-Pacific Media Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP











Los Angeles, California
March 2, 2001

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999






         Assets (note 5)                                               2000                1999
                                                                -----------------    ----------------
Current assets:
    Cash and cash equivalents                                $       4,527,042    $       2,398,407

    Receivables:
      Trade                                                          6,440,675            6,354,747
      Other                                                            186,150              156,653
                                                                -----------------    ----------------
                                                                     6,626,825            6,511,400
      Less allowance for doubtful receivables                        1,286,995            1,371,737
                                                                -----------------    ----------------
                                                                     5,339,830            5,139,663
                                                                -----------------    ----------------

    Inventory                                                          274,635              226,812
    Prepaid expenses and other current assets                          499,911              484,467
    Deferred income tax asset, net (note 6)                            500,000              500,000
                                                                -----------------    ----------------

              Total current assets                                  11,141,418            8,749,349
                                                                -----------------    ----------------

Net property and equipment, at cost (note 3)                        18,457,816           20,333,846

Other assets, net                                                      824,082              414,115
                                                                -----------------    ----------------

                                                             $      30,423,316    $      29,497,310
                                                                =================    ================

                                                                                           (Continued)

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                   (Continued)

         Liabilities and Stockholders' Equity                          2000                 1999
                                                                -----------------    -----------------

Current liabilities:
    Current installments of notes payable to bank and
      long-term debt (note 5)                                $       3,489,618    $       3,718,270
    Accounts payable                                                   316,449              297,334
    Accrued compensation expense                                       915,542              891,661
    Accrued expenses                                                   565,378              588,220
    Income taxes payable (note 6)                                           --               22,820
                                                                -----------------    -----------------

              Total current liabilities                              5,286,987            5,518,305
                                                                -----------------    -----------------

Notes payable to bank and long-term debt, less current
    installments (note 5)                                            7,934,387           10,303,320

Commitments and contingencies (note 9)

Stockholders' equity (notes 7 and 8):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         --                   --
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,751,295 and
      7,654,646 shares at December 31, 2000 and 1999,
      respectively                                                         775                  765
    Additional paid-in capital                                      19,936,156           19,919,956
    Accumulated deficit                                             (2,734,989)          (6,245,036)
                                                                -----------------    -----------------

              Net stockholders' equity                              17,201,942           13,675,685
                                                                -----------------    -----------------

                                                             $      30,423,316    $      29,497,310
                                                                =================    =================








See  accompanying   notes  to  consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998




                                                             2000                 1999                  1998
                                                       ------------------   ------------------    ------------------

Revenues                                            $      33,058,293    $      30,991,155     $      30,699,137
                                                       ------------------   ------------------    ------------------

Direct operating costs and expenses:
    Direct                                                 19,721,320           19,753,055            19,183,337
    Depreciation                                            4,160,784            3,258,483             3,571,744
                                                       ------------------   ------------------    ------------------

           Total operating expenses                        23,882,104           23,011,538            22,755,081
                                                       ------------------   ------------------    ------------------

           Gross profit                                     9,176,189            7,979,617             7,944,056

Selling, general and administrative expenses                4,648,189            4,569,665             4,616,364
                                                       ------------------   ------------------    ------------------

           Income from operations                           4,528,000            3,409,952             3,327,692

Interest expense                                           (1,240,562)          (1,241,356)           (1,287,920)
Gain on sale of subsidiary (note 4)                                --                   --               874,578
Other income (notes 4 and 12)                                 252,532            2,382,639               114,193
                                                       ------------------   ------------------    ------------------

           Income before income taxes                       3,539,970            4,551,235             3,028,543

Income tax (expense) benefit (note 6)                         (29,923)             285,000              (109,000)
                                                       ------------------   ------------------    ------------------

           Net income                               $       3,510,047    $       4,836,235     $       2,919,543
                                                       ==================   ==================    ==================


Net income per share (basic)                        $             .45     $            .65      $            .41
                                                       ==================   ==================    ==================
Net income per share (diluted)                      $             .44     $            .62      $            .39
                                                       ==================   ==================    ==================

Weighted average shares outstanding (basic)                 7,725,693            7,491,148             7,163,047
                                                       ==================   ==================    ==================
Weighted average shares outstanding (diluted)               8,003,353            7,837,551             7,510,300
                                                       ==================   ==================    ==================





See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998




                                               Common Stock
                                    --------------------------------
                                                                        Additional                           Net
                                       Number of                         paid-in        Accumulated     stockholders'
                                        shares            Amount         capital          deficit           equity
                                    ----------------    ------------  ---------------  ---------------  ---------------

Balance at December 31, 1997              7,128,172   $         713       19,772,440     (14,000,814)        5,772,339

Stock issuances                              94,403               9           20,297               --           20,306

Net income                                      --              --                --        2,919,543        2,919,543
                                    ----------------    ------------  ---------------  ---------------  ---------------

Balance at December 31, 1998              7,222,575   $         722       19,792,737     (11,081,271)        8,712,188
                                    ----------------    ------------  ---------------  ---------------  ---------------

Stock issuances                             432,071              43           53,219               --          127,262

Tax deduction for non-qualified
stock options and warrants                      --              --            74,000               --               --

Net income                                      --              --                --        4,836,235        4,836,235
                                    ----------------    ------------  ---------------  ---------------  ---------------

Balance at December 31, 1999              7,654,646   $         765       19,919,956      (6,245,036)       13,675,685
                                    ----------------    ------------  ---------------  ---------------  ---------------

Stock issuances                              96,649              10           16,200               --           16,210

Net income                                      --              --                --        3,510,047        3,510,047
                                    ----------------    ------------  ---------------  ---------------  ---------------

Balance at December 31, 2000              7,751,295   $         775       19,936,156      (2,734,989)       17,201,942
                                    ================    ============  ===============  ===============  ===============





See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998





                                                                          2000                1999                 1998
                                                                     ---------------     ---------------     -----------------


Cash flows from operating activities:
    Net income                                                       $    3,510,047     $     4,836,235     $       2,919,543
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation of property and equipment                          4,160,784           3,258,483             3,171,887
          Cancellation of capital lease obligation                               --         (1,276,997)                  --
          Provision for doubtful accounts receivable                        274,392             793,315               274,996
          Deferred income tax benefit                                            --           (500,000)                  --
          Write-off of property and equipment                                99,764                 264                39,911
          Gain on sale of subsidiary                                             --                  --             (874,578)
          Gain on sale of plant, property and equipment                    (79,784)           (102,808)             (152,592)
          Other                                                                  --              74,076                   847
          Change in assets and liabilities:
            Receivables                                                   (474,559)         (1,185,912)           (1,229,644)
            Inventory                                                      (47,823)            (10,656)                33,977
            Prepaid expenses and other current assets                      (15,444)              47,263             (127,793)
            Other assets                                                   (64,055)            (61,790)                35,147
            Accounts payable                                                 19,115              28,685              (47,684)
            Accrued expenses                                                  1,039             342,562               153,124
            Income taxes payable                                           (22,820)               5,590                12,689
                                                                     ---------------     ---------------
                                                                                                             -----------------

                       Net cash provided by operating activities    $     7,360,656    $      6,248,310    $        4,209,830
                                                                     ---------------     ---------------     -----------------

Cash flows from investing activities:
    Purchases of property and equipment                                   (601,648)         (2,313,187)           (1,502,736)
    Proceeds from disposal of property and equipment                      (605,084)             102,808               160,422
    Contribution to Composite Image Systems, LLC                          (345,912)                  --                  --
    Net effect of sale of subsidiary                                             --                  --             3,402,091
                                                                     ---------------     ---------------     -----------------

             Net cash provided by (used in) investing activities     $  (1,552,644)    $    (2,210,379)    $        2,059,777
                                                                     ---------------     ---------------     -----------------

                                                                                               (Continued)

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                   (Continued)



                                                                             2000              1999              1998
                                                                        ----------------   --------------    --------------

Cash flows from financing activities:
    Proceeds borrowed under notes payable to bank and
        long-term debt                                                 $            --     $         --     $    1,013,477
    Repayments of notes payable to bank and
        long-term debt                                                      (3,695,587)      (2,851,992)       (5,611,547)
    Repayments of notes payable to related parties                                  --               --          (900,000)
    Net proceeds from stock issuance                                             16,210           53,262            20,306
                                                                        ----------------   --------------    --------------


                       Net cash used in financing activities           $    (3,679,377)    $ (2,798,730)    $  (5,477,764)
                                                                        ----------------   --------------    --------------

                   Net increase in cash and cash equivalents                  2,128,635        1,239,201           791,843


Cash and cash equivalents at beginning of year                                2,398,407        1,159,206           367,363
                                                                        ----------------   --------------    --------------

Cash and cash equivalents at end of year                               $      4,527,042    $   2,398,407    $    1,159,206
                                                                        ================   ==============    ==============

Supplementary  disclosure  of cash flow  information:
    Cash paid during the year for:
       Interest                                                        $      1,241,000    $   1,241,000    $    1,288,000
       Income taxes                                                              71,000          182,000            87,000
                                                                        ================   ==============    ==============

Supplemental disclosure of noncash investing and financing activities:

The Company purchased property and equipment, financed through capital lease obligations, of $2,060,079, $8,059,667 and $3,065,945 during 2000, 1999 and
1998, respectively.

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

                           December 31, 2000 and 1999





(1)    Nature of Business and Basis of Presentation

       Laser-Pacific Media Corporation, a Delaware corporation, was created through a business combination between Spectra Image and Pacific Video, Inc. consummated in September 1990. Both of these entities were organized in 1983. Laser-Pacific provides a broad range of post-production services to the Hollywood motion picture film and television industry.

       During 1998, the Company sold its equity interest in its majority owned (77%) subsidiary Pacific Video Canada (PVC). Proceeds from the sale were approximately $3.8 million net of transaction costs. The Company recorded a gain on the transaction of approximately $875,000. See note (4).



(2)    Summary of Significant Accounting Policies

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Laser-Pacific and subsidiaries (the Company). Accordingly, all significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments, primarily money market funds, purchased with original maturities of three months or less to be cash equivalents.

       Depreciation and Amortization

       Depreciation and amortization of property and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets as follows:

      Buildings                                  30 years
      Building improvements                      10 years
      Technical equipment                        4 to 7 years
      Furniture and fixtures                     5 to 6 years
      Automobiles                                3 to 5 years
      Leasehold improvements                     Remaining life of the lease or
                                                 the estimated useful life,
                                                 whichever is shorter


       Inventory

       Inventory consisting primarily of tape stock is valued at the lower of cost (determined on the first-in, first-out basis) or market (net realizable value).

       Other Assets

       Other assets at December 31, 2000 consist primarily of security and utility deposits and the Company's investment in Composite Image Systems, LLC. Other assets at December 31, 1999 consist primarily of security and utility deposits.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)



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

       The Company had a significant customer in 2000 which accounted for approximately 10% of revenues. In 1999 and 1998, the Company had another significant customer which accounted for approximately 15% and 17% of revenues, respectively. See also note 9.

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

       Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the carrying amount of the assets to their fair value. The Company did not record any impairment charges during 2000, 1999 or 1998.

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

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Stock-Based Compensation

       The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Under the provisions of SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options issued to employees and directors of the Company and provide the pro forma disclosure provision of SFAS No. 123. As such, compensation expense would be recorded on the date of grant only if the current market price of underlying stock exceeded the exercise price.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)




       Comprehensive Income

       Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. The Company does not have any transactions or other economic events that qualify as comprehensive income. As such, net income represented comprehensive income for each of the years in the three year period ended December 31, 2000.

       Disclosures about Segments of an Enterprise

       Under the management approach of SFAS No. 131, the Company operates in one business segment - post-production services. Prior to and including 1998, the Company operated in two geographic segments. See note 10.

       Income (Loss) per Share

       Basic earnings (loss) per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. As of December 31, 1998, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 305,644 and 41,609 shares relating to options and warrants, respectively. As of December 31, 1999, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 133,598 and 212,805 shares relating to options and warrants, respectively. As of December 31, 2000, the dilutive effect on the weighted average shares outstanding, assuming dilution, was an increase of 79,024 and 198,636 shares relating to options and warrants, respectively.

       Accounting for Certain Transactions Involving Stock Compensation

       On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation #44 "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation". This interpretation provides guidance for issues which have arisen in applying APB No. 25 "Accounting for Stock Issued to Employees". Interpretation #44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status which occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation did not have an impact upon the consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





(3)    Property and Equipment

       Property and equipment is comprised of the following:

                                        2000                   1999
                                  ------------------   ---------------------

Land                             $         400,000    $         400,000
Buildings and improvements               2,879,961            2,861,028
Technical equipment                     33,997,661           34,411,566
Furniture and fixtures                     872,088              807,636
Automobiles                                102,832               57,242
Leasehold improvements                     881,379              877,144
                                  ------------------   ---------------------

                                        39,133,921           39,414,616
Less accumulated depreciation           20,676,105           19,080,770
                                  ------------------   ---------------------

                                 $      18,457,816    $      20,333,846
                                  ==================   =====================

The Company leases technical equipment under capital leases expiring through 2005. Equipment under capital leases aggregated $14,768,007 and $15,664,116 and related accumulated depreciation aggregated $4,025,341 and $3,597,760 at December 31, 2000 and 1999, respectively.

(4)    Sale of Subsidiary

On May 15, 1998 the Company sold all of its investment in PVC to Command Post and Transfer Corporation. The Company realized cash consideration of $3,830,000 and a gain on sale of $875,000.

The statement of operations for PVC presented below reflects the amounts attributable to PVC which are included in the consolidated financial statements of the Company, for the portion of year ended December 31, 1998, prior to the sale.

                           PACIFIC VIDEO CANADA, Ltd.
                        Condensed Statement of Operations

                                                   Year ended
                                                December 31, 1998
                                              -----------------------
  Sales                                        $          2,894,972
  Direct expenses                                         2,079,821
                                              -----------------------
     Gross Profit                                           815,151

  SG&A expenses                                             606,257
                                              -----------------------
     Earnings from Operations                               208,893

  Interest and Other expenses                                71,166
                                              -----------------------
     Earnings before income taxes                           137,727

  Income taxes                                               54,544
                                              -----------------------
     Net earnings before minority interest     $             83,183
                                              =======================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)




(5)    Notes Payable to Bank and Long-Term Debt

       Notes payable to bank and long-term debt are summarized as follows:

                                                                                       2000                  1999
                                                                                  ----------------      -------------------
           Term notes payable to bank under a $9,000,000 credit agreement,     $       1,939,183             2,694,296
      secured by eligible accounts receivable, inventory, and property and equipment, as defined, payable in nine monthly installments per year of  $81,000 plus interest at 9.5% through August 3, 2003.  The loan contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of a renewal term by either party in which case the loan would become due and payable.

      Capital lease obligations (note 9)                                               9,484,822            11,327,294
                                                                                  ----------------      -------------------
                                                                                      11,424,005            14,021,590
      Less current installments                                                        3,489,618             3,718,270
                                                                                  ----------------      -------------------

                                                                               $       7,934,387            10,303,320
                                                                                  ================      ===================




       The aggregate future maturities of notes payable to bank and long-term debt exclusive of capital lease obligations are summarized as follows:

      December 31:
          2001                         732,724
          2002                         732,724
          2003                         473,735
                                ------------------
                             $       1,939,183
                                ==================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





(6)    Income Taxes

       A summary of income tax expense (benefit) is as follows:

                                           2000                 1999                1998
                                     -----------------    -----------------    ----------------
      Current:
          Federal                 $          57,000               70,000               36,000
          State                             (27,000)             145,000               19,000
          Foreign                                --                   --               54,000
                                     -----------------    -----------------    ----------------
      Total                                  30,000              215,000              109,000
      Deferred:
          Federal                                --             (425,000)                  --
          State                                  --              (75,000)                  --
          Foreign                                --                   --                   --
                                     -----------------    -----------------    ----------------
      Total                                      --             (500,000)                  --

      Total expense (benefit)     $          30,000             (285,000)             109,000
                                     =================    =================    ================





       The provision for income taxes at the Company's effective tax rate differed from the U.S. Federal tax rate as follows:

                                                           2000                  1999                 1998
                                                     ------------------    -----------------    -----------------

      Federal income tax expense at "expected
          rate"                                   $       1,203,000             1,547,000            1,036,000
      Nondeductible expenses                                 12,000                37,000               11,000
      Other                                                 (14,000)               26,000               21,000
      Expiration of business tax credits                    (72,000)                   --                   --
      State taxes, net of Federal effect                    216,000               278,000              178,000
      Impact of foreign taxation at different
          rates                                                  --                    --              114,000
      Minority interest                                          --                    --                6,000
      Change in valuation allowance for deferred
          tax assets                                     (1,315,000)           (2,173,000)          (1,257,000)
                                                     ------------------    -----------------    -----------------
      Income tax expense (benefit)                $          30,000              (285,000)             109,000
                                                     ==================    =================    =================


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





(6)    Income Taxes (continued)

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 is presented below:

                                                                            2000                 1999
                                                                      -----------------    -----------------
      Deferred tax assets and liabilities:
          Net operating loss carryforwards                         $       2,451,000            3,370,000
          Income tax credit carryforwards                                    536,000              658,000
          Vacation pay                                                       169,000              164,000
          Reserve for bad debts                                              516,000              550,000
          Other                                                               80,000               62,000
                                                                      -----------------    -----------------
          Total gross deferred tax assets                                  3,752,000            4,804,000
          Less valuation allowance                                           879,000            2,194,000
                                                                      -----------------    -----------------

                 Deferred tax assets                               $       2,873,000            2,610,000
                 Deferred tax liabilities - property and
                    equipment                                             (2,373,000)          (2,110,000)
                                                                      -----------------    -----------------

                 Net deferred tax assets                           $         500,000              500,000
                                                                      =================    =================





       At December 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $7,210,000 that expire principally from 2004 through 2012. The Company also has approximately $536,000 of tax credits carryforwards, expiring through 2004.

       The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently does not believe it is more likely than not the Company will realize all of the benefits of these deductible differences, accordingly, a valuation allowance has been recorded for net deferred tax assets. Based upon these assessments, the valuation allowance was reduced in 2000 by $1,315,000 and by $2,173,000 in 1999.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





(7)    Stockholders' Equity

       Warrants

       In June 1997, the Company issued warrants to purchase 250,000 shares of common stock to a related party, 35 Lake Avenue, in connection with a short-term debt financing arrangement. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as debt issuance costs. On January 28, 1998 the expiration date of the warrants was extended to July 2001 at an exercise price of $1.00.

       During 1999, the Company issued 137,584 shares of common stock to its principal lender through the exercise of warrants previously granted. The related warrants were issued in connection with a loan initiation and renewal and were valued and recorded as debt issuance costs at the time of issuance.

       Preferred Stock Purchase Rights

       On January 9, 2001, the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right for each share of common stock, par value $.0001 per share, of the Company (the "Common Shares"). The dividend is payable on January 24, 2001 (the "Record Date") to the holders of record of Common Shares as of the close of business on such date.

       These Rights only become exercisable on the Distribution Date, as defined in the underlying agreement. Any outstanding Rights shall expire on January 9, 2011, unless earlier redeemed or exchanged. The Rights may be exercised through the purchase of Preferred Shares, purchase of Common Shares or the right to purchase common stock of a successor Company, all as defined in the underlying agreement.


(8)    Stock-based Compensation and Other Option Grants

       The Company's 1997 incentive stock option plan provides for grants of 500,000 of incentive or nonqualified stock options to officers, directors and key employees at exercise prices equal to or greater than the fair value of the Company's common stock at the date of grant. This plan was amended during 1999 increasing the number of stock options available to be granted by 500,000. Options currently expire no later than 10 years from the grant date and are generally vested at date of grant. All options outstanding under the plan are vested at December 31, 2000. Under a prior stock option plan, which has expired, 36,150 stock options remain outstanding and are exercisable at December 31, 2000.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)



(8)    Stock-based Compensation and Other Option Grants (continued)

       Activity under the plans for the years ended December 31, 2000, 1999 and 1998 follows:

                                                           Number of            Weighted average             Options
                                                             shares              exercise price            exercisable
                                                       --------------------   ---------------------   --------------------
      Shares under option at December 31, 1997                617,919      $               1.05              617,916

      Granted                                                      --                       --
      Exercised                                               (94,403)                     0.22
      Expired and terminated                                  (62,135)                     5.88
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1998                461,381      $               0.57              461,381

      Granted                                                 325,000                      9.94
      Exercised                                              (294,487)                     0.22
      Expired and terminated                                   (3,713)                     0.22
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1999                488,181      $               7.02              488,181

      Granted                                                 187,000                      4.01
      Exercised                                               (96,649)                     1.90
      Expired and terminated                                 (313,982)                     9.81
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 2000                264,550      $               3.41              264,550
                                                       ====================   =====================   ====================




       The following table summarizes information about options outstanding under the Plans at December 31, 2000:

                                                                             Outstanding Options
                                                    ----------------------------------------------------------------------
                                                                                    Remaining
                                                                                 weighted average
                                                         Shares outstanding      contractual life      Weighted average
                                                         and exercisable           (in years)           exercise price
                                                       --------------------   ---------------------   --------------------
      Range of Exercisable prices:
           $0.22                                               21,400                      7.00    $               0.22
           $1.78                                               20,000                      6.80                    1.78
           $2.50                                               36,150                      1.80                    2.50
           $4.13                                               20,000                      6.30                    4.13
           $4.13                                              167,000                      9.30                    4.13
                                                       --------------------   ---------------------   --------------------

                            Total                             264,550                      7.70    $               3.41
                                                       ====================   =====================   ====================


       At December 31, 2000, under all plans, all options are exercisable, and 338,100 shares remained available for future grant.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)

       Pro Forma Information

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying consolidated statements of operations because the exercise price equaled or exceeded the fair value of the underlying common stock at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with SFAS No. 123, the Company's recorded and pro forma net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                                                              Year ended December 31,
                                                          ----------------------------------------------------------------
                                                                 2000                  1999                   1998
                                                          --------------------   ------------------     ------------------
      Net income:
           As reported                                 $       3,510,047              4,836,235              2,919,543
           Pro forma                                           2,820,997              4,738,735              2,919,543
                                                          ====================   ==================     ==================

      Basic net income per share:
           As reported                                 $             .45                    .65                    .41
           Pro forma                                                 .37                    .63                    .41

      Diluted net income per share:
           As reported                                 $             .44                    .62                    .39
           Pro forma                                                 .35                    .60                    .39

                                                          ====================   ==================     ==================


       Pro Forma income reflects only options granted in 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       Fair value of common stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                2000                 1999                 1998
                                                          -----------------    -----------------    -----------------

      Expected life (in years)                                      10.00                10.00                  --
      Risk-free interest rate                                        4.50                 6.25                  --
      Volatility                                                  .78-1.22                 .60                  --
      Dividend yield                                                  --                   --                   --
      Fair value - grant date                                    1.47-3.95                 .30                  --

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. No options were granted in 1998.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





 (9)   Commitments and Contingencies

       Leases

       The Company leases certain technical equipment under capital leases that expire through 2005.

       The Company also leases corporate offices, certain operating facilities and equipment under non-cancelable operating leases that expire through 2006.

       The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases, principally facility leases, are as follows:

                                                                          Capital leases        Operating leases
                                                                         ------------------   ---------------------
      Year ending December 31:
          2001                                                                3,529,940              544,400
          2002                                                                3,224,152              610,560
          2003                                                                2,558,872              620,865
          2004                                                                1,620,778              628,806
          2005                                                                  326,994              638,769
          Thereafter                                                                 --              106,916
                                                                         ------------------   ---------------------

                 Total minimum lease payments                                11,260,736            3,150,316
                                                                                              =====================

          Less amount representing interest                                   1,775,914
                                                                         ------------------

                 Present value of minimum lease payments              $       9,484,822
                                                                         ==================


       Rent expense amounted to $834,759, $884,209 and $842,320 for the years ended December 31, 2000, 1999 and 1998, respectively.



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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





(9)    Commitments and Contingencies (continued)

       Contingencies

       During the quarter ended June 30, 2000 the Company entered into a joint venture agreement forming a new company, Composite Image Systems, LLC. This new entity provides digital visual effects and graphic services to the motion picture film and television industry. In addition to sharing equipment, personnel, technical expertise and industry knowledge, the Company has certain financial commitments to the joint venture. To date the Company has provided working capital to the joint venture of approximately $346,000 and guaranteed the financing of approximately
       $700,000 in equipment. The operating agreement of the venture also provides that the Company will receive preferred distributions from the venture until the working capital the Company contributed is repaid. The Company is accounting for this investment under the equity method of accounting. The Company's share of the net earnings (loss) for the year ended December 31, 2000 was immaterial.

       The collective bargaining agreement between the Writers Guild of America and the Alliance of Motion Picture and Television Producers (a multi-employer bargaining group) is due to expire on or about May 1, 2001. The collective bargaining agreement between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers is due to expire on or about June 30, 2001. Negotiations to renew those agreements are underway as of February 2001. There have been a number of public reports indicating that strikes by the Writers Guild of America and the Screen Actors Guild are a possibility in 2001. A strike by one or both of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt the Company's ongoing post-production services to those productions. Such a halt or delay, depending on the length of time, could adversely affect the Company's cash flow and revenues.


 (10)  Business Segment Data

       The following table shows revenues and income from operations by geographic segment for 1998:

                                                             1998
                                                      -------------------
              Revenues:
                  U.S.                             $      27,804,165
                  International (1)                        2,894,972
                                                      -------------------

                                                   $      30,669,137
                                                      ===================

              Income from operations:
                  U.S.                             $       3,040,096
                  International (1)                          287,596
                                                      -------------------

                                                   $       3,327,692
                                                      ===================


(1) Consists of the Company's former subsidiary, Pacific Video Canada, which was sold on May 15, 1998, see note (4).

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 31, 2000 and 1999 (continued)





(11)   Pension Plan

       The Company has a defined contribution Profit Sharing 401(k) Savings Plan that covers substantially all of its employees. The plan became effective on March 1, 1996. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service (IRS) limitations, by making voluntary contributions to the plan. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees, but may not exceed 4% of an employee's compensation. For the years ended December 31, 2000, 1999 and 1998 the Company did not contribute to the plan on behalf of its employees.


(12)   Other Income

       During 1999, the Company entered into a collaboration agreement (the Agreement) with a major equipment manufacturer and supplier. Under the agreement, the Company provided research, development and engineering services related to the development of technical equipment used in connection with high definition post-production. In consideration for services provided, the Company received replacement equipment, discounts on the purchase of equipment and the cancellation of rental payments under a capital lease obligation due to the supplier. During the fourth quarter, the Company recorded other income of $2,187,000 pursuant to this agreement. Revenue recognition was deferred until the fourth quarter as the earnings process on the items above was not completed until December 31, 1999.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES



                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998




           Column A                     Column B                 Column C                  Column D                  Column E
-------------------------------    --------------------     --------------------      -------------------      ---------------------
                                       Balance at
                                      beginning of           Charged to costs            Deductions               Balance at end
Description                              period               and expenses               write-offs (1)              of period
-------------------------------    --------------------     --------------------      -------------------      ---------------------

Allowance for bad debts:
     1998                          $  1,087,000                   275,000                   (318,000)               1,044,000
                                   ====================     ====================      ===================      =====================

     1999                          $  1,044,000                   793,000                   (465,000)               1,372,000
                                   ====================     ====================      ===================      =====================

     2000                          $  1,372,000                   274,000                   (359,000)               1,287,000
                                   ====================     ====================      ===================      =====================


       (1) Uncollectible accounts written off, net of recoveries.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2001  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2001  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners AND MANAGEMENT

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2001  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2001.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The  response  to  this  Item  is   incorporated  by  reference  to  the
Registrant's   definitive  proxy  statement  for  its  2001  Annual  Meeting  of
Stockholders, to be filed on or before April 30, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

       1 and 2. Financial  Statements and Financial Statement Schedule:
                The financial statements and financial statement schedule are listed in the accompanying index to the Consolidated Financial Statements on page 14 on Form 10-K. The financial statements indicated on the index appearing on page 14 hereof are incorporated herein by reference.
       3. Exhibits: The exhibits are listed on the accompanying index to exhibits and are incorporated herein by reference are filed as part of this Form 10-K.
       3.1      Certificate of Incorporation of the Company. (1)
       3.2 Certificate of Amendment to Certificate of Incorporation of the Company filed August 29, 1990. (2)
       3.3 Certificate of Amendment to Certificate of Incorporation of the Company filed August 14, 1991. (3)
       3.4      Amended and Restated By-Laws of the Company. (13)
       4.1      Form of Common Stock Certificate. (2)
       4.2 Rights Agreement, dated as of January 12, 2001, between the Company and U.S. Stock Transfer Corporation, as Rights Agent. (12)
       4.3 Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock. (12)
       10.1     1990 Stock Option Plan. (1)
       10.2     1997 Stock Option Plan  (7)
       10.3     Amended 1997 Stock Option Plan. (10)
       10.5 Employment Agreement dated as of May 15, 1990 between the Company and Emory Cohen. (1).
       10.8     CIT Credit Agreement signed on August 3, 1992. (4)
       10.8A    Amended Loan Agreement between CIT and the Company dated
                April 12, 1995. (5)
       10.8B    Amended Loan Agreement between CIT and the Company dated
                June 6, 1996. (6)
       10.8C    Amended Loan Agreement between CIT and the Company dated
                June 15, 1998. (9)
       10.8D    Amended Loan Agreement between CIT and the Company dated
                June 7, 1999. (11)
       10.14    Bank of America Amended Loan Agreement dated February
                29, 1996. (5)
       10.14A   Bank of America Settlement Agreement dated December
                22, 1998. (9)
       10.15 Employment Agreement dated as of July 24, 1995 between the Company and Randolph Blim. (5)
       10.18    Sale of Subsidiary (PVC). (8)
       10.19 Employment Agreement dated August 1, 1999 between the Company and Robert McClain. (11)
       10.20 Lease Agreement dated January 19, 2001 by and between the Company and Morton La Kretz, Trustee of the Crossroads Trust, UTD April 28, 1982. (13)
       10.21 Lease Agreement dated March 1, 2001 by and between the Company and NTA Partners. (13)
       21.1     List of Subsidiaries. (3)
       23.1     Consent of KPMG LLP.  (13)

       (1) Previously filed on June 7, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
       (2) Previously filed on July 23, 1991, with the Company's Registration Statement on Form S-1 (File No. 33-41085)
       (3)   Previously filed on April 10, 1992 with the Company's Form 10-K.
       (4)   Previously filed on August 12, 1992 with the Company's Form 10-Q.
       (5)   Previously filed on April 14, 1996 with the Company's Form 10-K.
       (6)   Previously filed on April 11, 1997 with the Company's Form 10-K.
       (7)   Previously filed on December 16, 1997 with the Company's Form S-8.
       (8)   Previously filed on June 1, 1998 with the Company's Form 8-K.
       (9)   Previously filed on March 26, 1999 with the Company's Form 10-K.
       (10)  Previously filed on October 1, 1999 with the Company's Form S-8.
       (11)  Previously filed on March 30, 2000 with the Company's Form 10-K.
       (12)  Previously filed on January 19, 2001 with the Company's Form 8-K.
       (13)  Filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


(b)      Reports on Form 8-K

                  During the first quarter ended March 31, 2001, the Registrant filed a Current Report on Form 8-K dated January 19, 2001 reporting authorized and declared dividends by the Registrant of preferred share purchase rights.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 28, 2001.

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




 Signature                         Title                            Date

/s/ James R. Parks
James R. Parks            Chairman of the Board and              March 21, 2001
                          Chief Executive Officer
                        (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen          President, Chief Operating Officer       March 21, 2001
                               and Director


/s/ Robert McClain
Robert McClain                 Vice President and                March 21, 2001
                            Chief Financial Officer


/s/ Thomas D. Gordon
Thomas D. Gordon                  Director                       March 21, 2001


/s/ Craig A. Jacobson
Craig A. Jacobson                 Director                       March 21, 2001


/s/ David C. Merritt
David C. Merritt                  Director                       March 21, 2001