Form 10-Q
period 2001-03-31
LASER PACIFIC MEDIA CORPORATION
filed 2001-05-14
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2001
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2001 was 7,751,295 shares of Common Stock, $.0001 par value.

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


Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                         March 31,        December 31,
                                                                                           2001               2000
                                                                                      ----------------    --------------

Assets

Current Assets:
   Cash and cash equivalents                                                       $        7,005,929  $      4,527,042
   Receivables net of allowance for doubtful accounts                                       5,016,030         5,339,830
   Other current assets                                                                     1,342,350         1,274,546
                                                                                      ----------------    --------------

     Total Current Assets                                                                  13,364,309        11,141,418

Property  and equipment, net                                                               18,076,083        18,457,816
Other assets                                                                                  840,745           824,082

                                                                                      ----------------    --------------
   Total Assets                                                                    $       32,281,137  $     30,423,316
                                                                                      ================    ==============

Liabilities and Stockholders' Equity

Current Liabilities:
   Current installments of notes payable to bank and long-term debt                $        3,630,368  $      3,489,618
   Other current liabilities                                                                2,488,309         1,797,369
                                                                                      ----------------    --------------

     Total Current Liabilities                                                              6,118,677         5,286,987

Notes payable to bank and long-term debt, less current installments                         7,589,023         7,934,387

Stockholders' equity:
Common stock, $.0001 par value.  Authorized 25,000,000 shares;
   issued and outstanding 7,751,295 shares at March 31, 2001 and
   December 31, 2000.                                                                             775               775
Additional paid-in capital                                                                 19,936,156        19,936,156
Accumulated deficit                                                                       (1,363,494)       (2,734,989)
                                                                                      ----------------    --------------
                                                                                      ----------------    --------------

   Net stockholders' equity                                                                18,573,437        17,201,942
                                                                                      ----------------    --------------

   Total Liabilities and Stockholders' Equity                                      $       32,281,137  $     30,423,316
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                         2001               2000
                                                                                    ---------------    ----------------

   Revenues                                                                    $         9,927,190  $        9,245,739
   Operating costs
     Direct costs                                                                        5,799,310           5,351,431
     Depreciation                                                                          998,233             939,112
                                                                                    ---------------    ----------------
       Total operating costs                                                             6,797,543           6,290,543
                                                                                    ---------------    ----------------
         Gross profit                                                                    3,129,647           2,955,196
   Selling, general and administrative
       and other expenses                                                                1,205,615           1,149,565
                                                                                    ---------------    ----------------
         Income from operations                                                          1,924,032           1,805,631

   Interest expense                                                                        267,918             344,999
   Other income                                                                             76,791              66,917
                                                                                    ---------------    ----------------
         Income before income taxes                                                      1,732,905           1,527,549

   Provision for income taxes                                                              361,409              76,400
                                                                                    ---------------    ----------------
         Net income                                                            $         1,371,496  $        1,451,149
                                                                                    ===============    ================



   Net income per share (basic)                                                $              0.18  $             0.19
                                                                                    ===============    ================

   Net income per share (diluted)                                              $              0.17  $             0.18
                                                                                    ===============    ================

   Weighted average shares outstanding (basic)                                           7,751,295           7,718,993
                                                                                    ===============    ================

   Weighted average shares outstanding (diluted)                                         7,915,693           8,031,704
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------------
                                                                                  2001                   2000
                                                                           -------------------    -------------------
    Cash flows from operating activities
      Net income                                                       $            1,371,496  $           1,451,149
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                                998,233                939,112
          Gain on sale of property and equipment                                      (4,800)               (31,700)
          Provision for doubtful accounts receivable                                   99,272                104,350
          Change in assets and liabilities:
             (Increase) decrease in:
              Receivables                                                             224,527                106,512
              Other current assets                                                   (67,804)                  8,432
              Other assets                                                           (16,663)                 57,422
              Other current liabilities                                               690,940                197,586
                                                                           -------------------    -------------------
    Net cash provided by operating activities                                       3,295,201              2,832,863
                                                                           ===================    ===================

    Cash flows from investing activities:
      Purchases of property and equipment                                           (684,800)              (479,444)
      Net proceeds from disposal of property and equipment                             73,100                 31,700
                                                                           -------------------    -------------------
              Net cash used in investing activities                                 (611,700)              (447,744)
                                                                           ===================    ===================

    Cash flows from financing activities:
      Net repayment of notes payable to bank and long-term debt                     (204,614)              (746,842)
      Proceeds from issuance of common stock                                              ---                    968
                                                                           -------------------    -------------------
              Net cash used in financing activities                                 (204,614)              (745,874)
                                                                           ===================    ===================

              Net increase in cash and cash equivalents                             2,478,887              1,639,245
    Cash and cash equivalents at beginning of period                                4,527,042              2,398,407
                                                                           -------------------    -------------------
    Cash and cash equivalents at end of period                         $            7,005,929  $           4,037,652
                                                                           ===================    ===================

    Supplementary disclosure of cash flow information:
      Cash paid during the period for interest                         $              267,918  $             344,999
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services are at their highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.


(2)      Income per Share

     Net income per basic and diluted share is based upon the weighted average number of common shares outstanding. Basic income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price during the quarters ended March 31, 2001 and 2000. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic income per share and diluted income per share:

                                                                                     Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                       2001                2000
                                                                                  ----------------    ----------------

   Net Income                                                                 $         1,371,496  $        1,451,149
                                                                                  ----------------    ----------------

   Shares:
   Weighted Average Common Shares                                                       7,751,295           7,718,993
   Impact of Dilutive Stock Options and Warrants                                          164,398             312,711
                                                                                  ----------------    ----------------
   Dilutive Weighted Average Common Shares                                              7,915,693           8,031,704
                                                                                  ================    ================

   Income Per Share:
   Basic                                                                      $              0.18  $             0.19
   Diluted                                                                    $              0.17  $             0.18




(3)      Income Taxes

     At March 31, 2001, federal income tax expense of $257,000 and state income tax expense of $104,000 was recognized after the application of net operating loss carry forwards. Income tax expense for the quarter ended March 31, 2001 was computed using the estimated effective tax rate to apply for all of 2001 after considering the impact of net operating loss carryforwards and tax credits. The rate is subject to ongoing review and evaluation by management.

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


Results of Operations

     Revenues for the quarter ended March 31, 2001 increased to $9,927,000 from $9,246,000 for the same period last year, an increase of $681,000 or 7.4%. The increase in revenues is attributable to an increased demand for the Company's services with a significant increase in demand for digital compression services. The increase in demand was partially offset by decreased revenue of $165,000 from film processing resulting from increased use by some customers of film formats that require a lower volume of film processing and a decrease in revenues of $50,000 from laser disc services.

     Operating costs for the quarter ended March 31, 2001 were $6,798,000 versus $6,291,000 for the same period last year, an increase of $507,000 or 8.1%. The majority of operating costs increased in proportion to the increase in revenues. There were significant increases in the following costs: labor costs $171,000, outside services $90,000, tape stock $69,000, equipment rental $62,000 and depreciation expense $59,000. The increase in labor cost is the result of compensation increases and increased hours worked. The increase in outside services is primarily the cost of digital transmission of work performed for customers located in remote locations. Tape stock increased as the result of price increases and the utilization of more expensive formats. The increase in both depreciation and equipment rental are the result of non-recurring adjustments made during the three months ended March 31, 2000 which significantly reduced the cost in the prior year. Total operating costs, including depreciation and amortization, as a percentage of revenues for the three months ended March 31, 2001 were 68.5% compared with 68.0% for the same year-ago period.

     For the quarter ended March 31, 2001 the Company recorded a gross profit of $3,130,000 compared to a gross profit of $2,955,000 for the same period last year, an increase of $175,000 or 5.9%. The increase in gross profit is the result of increased sales volume partially offset by increased operating costs, which are discussed above. Gross profit for the quarter ended March 31, 2001, as a percentage of revenues was 31.5% compared to 32.0% for the quarter ended March 31, 2000.

     Selling, General and Administrative ("SG&A") expenses for the three months ended March 31, 2001 were $1,206,000 as compared to $1,150,000 during the same period last year, an increase of $56,000 or 4.9%. The increase in SG&A is primarily attributable to an increase in advertising and promotion costs of $30,000 and an increased legal and professional fees of $20,000 associated with SEC filings and the shareholders rights plan.

     Interest expense for the quarter ended March 31, 2001 was $268,000 compared to $345,000 for the same period last year, a decrease of $77,000 or 22.3%. The reduction in interest expense is a result of lower interest rates and a reduction of long-term debt.

     Income tax expense for the three months ended March 31, 2001 was $361,000 compared to $76,000 for the same period last year, an increase of $285,000 or 373.0%. The increase in income tax expense is due to a higher effective tax rate resulting from the utilization of deferred tax benefits in prior years. Income tax expense for the current year and future years will increase if the Company remains profitable.


Liquidity and Capital Resources

     The collective bargaining agreement between the Writers Guild of America and the Alliance of Motion Picture and Television Producers (a multi-employer bargaining group) expired on or about May 1, 2001. To date, a tentative agreement has been reached by the Writers Guild and the Producers. The three-year agreement must still be ratified by the members. If the agreement is not ratified and a strike occurs, depending on the length of time, the Company's cash flow and revenues could be adversely affected.

     The collective bargaining agreement between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers is due to expire on or about June 30, 2001. Negotiations to renew the agreement are underway as of May 2001. There have been a number of public reports indicating that a strike by the Screen Actors Guild is a possibility in 2001. A strike by the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt the Company's ongoing post-production services to those productions. Such a halt or delay, depending on the length of time, could adversely affect the Company's cash flow and revenues.

     The Company and its subsidiaries are operating under a loan agreement with The CIT Group/Credit Finance that expires August 3, 2001. The maximum credit under the agreement is $9 million. The loan agreement contains automatic renewal provisions for successive terms of two years thereafter unless terminated as of August 3, 2001 or as of the end of any renewal term by either party by giving the other party at least 60 days written notice. The outstanding balance of all borrowings under this agreement was $1,695,000 at March 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the quarter ended March 31, 2001 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. The Company had borrowings of $1,695,000 at March 31, 2001 under a term loan (discussed above) and may borrow up to $3.6 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the bank's prime rate plus 1%.



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



                                   LASER-PACIFIC MEDIA CORPORATION
                                             (Registrant)


     Dated:  May 14, 2001          /s/  James R. Parks
                                   --------------------
                                   James R. Parks
                                   Chief Executive Officer





     Dated:  May 14, 2001          /s/ Robert McClain
                                   ------------------
                                   Robert McClain
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)