Form 10-Q
period 2001-06-30
LASER PACIFIC MEDIA CORP
filed 2001-08-08
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 2001
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2001 was 7,178,595 shares of Common Stock, $.0001 par value.

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

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                      June 30,         December 31,
                                                                                        2001               2000
                                                                                   ---------------    ----------------
Assets

Current Assets:
  Cash and cash equivalents                                                     $       6,832,365  $        4,527,042
  Receivables net of allowance for doubtful accounts                                    2,599,616           5,339,830
  Other current assets                                                                  1,252,041           1,274,546
                                                                                   ---------------    ----------------

    Total Current Assets                                                               10,684,022          11,141,418

Net property  and equipment                                                            17,819,071          18,457,816
Other assets                                                                              654,484             824,082

                                                                                   ---------------    ----------------
 Total Assets                                                                   $      29,157,577  $       30,423,316
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt              $       3,287,882  $        3,489,618
  Other current liabilities                                                             1,846,121           1,797,369
                                                                                   ---------------    ----------------

   Total Current Liabilities                                                            5,134,003           5,286,987

Notes payable to bank and long-term debt, less current installments                     7,411,934           7,934,387

Stockholders' Equity:
   Preferred stock, $.0001 par value. Authorized 3,500,000 shares; none issued
   Common stock, $.0001 par value. Authorized 25,000,000 shares; issued and outstanding 7,753,295 shares at June 30, 2001 and 7,751,295
   at December 31, 2000.                                                                      775                 775
   Additional paid-in capital                                                          19,936,596          19,936,156
   Accumulated deficit                                                                (1,262,731)         (2,734,989)
   Treasury stock, at cost: 825,200 shares at June 30, 2001                           (2,063,000)                 ---
                                                                                   ---------------    ----------------

 Net stockholders' equity                                                              16,611,640          17,201,942
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                      $      29,157,577  $       30,423,316
                                                                                   ===============    ================





See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                              June 30,
                                                             ----------------------------------     --------------------------------
                                                                  2001               2000               2001              2000
                                                             ---------------    ---------------     --------------    --------------

Revenues                                                  $       7,580,568          5,858,496  $      17,507,758        15,104,235

Operating costs
     Direct costs                                                 4,855,102          4,411,294         10,654,412         9,762,725
     Depreciation and amortization                                1,105,222          1,009,780          2,103,455         1,948,892
                                                             ---------------    ---------------     --------------    --------------
      Total operating costs                                       5,960,324          5,421,074         12,757,867        11,711,617
                                                             ---------------    ---------------     --------------    --------------
      Gross profit                                                1,620,244            437,422          4,749,891         3,392,618
Selling, general and administrative
    and other expenses                                            1,163,397          1,113,928          2,369,012         2,263,493
                                                             ---------------    ---------------     --------------    --------------
      Income (loss) from operations                                 456,847          (676,506)          2,380,879         1,129,125

Interest expense                                                    276,872            346,631            544,790           691,630
Other income                                                        104,496             63,371            181,287           130,288
                                                             ---------------    ---------------     --------------    --------------
      Income (loss) before income taxes                             284,471          (959,766)          2,017,376           567,783

Income taxes (benefit)                                              183,709           (50,500)            545,118            25,900
                                                             ---------------    ---------------     --------------    --------------
      Net income (loss)                                   $         100,762          (909,266)  $       1,472,258           541,883
                                                             ===============    ===============     ==============    ==============


Income (loss) per share (basic)                           $            0.01             (0.12)  $            0.19              0.07
                                                             ---------------    ---------------     --------------    --------------

Income (loss) per share (diluted)                         $            0.01             (0.12)  $            0.19              0.07
                                                             ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                       7,476,895          7,721,193          7,614,095         7,720,093
                                                             ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                     7,666,804          7,721,193          7,791,593         8,107,291
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                              2001              2000
                                                                                         ---------------    --------------
    Cash flows from operating activities
      Net income                                                                      $       1,472,258  $        541,883
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                      2,103,455         1,948,892
           Gain on sale of property and equipment                                              (24,800)          (31,700)
           Provision for doubtful accounts receivable                                            99,272           112,935
           Change in assets and liabilities:
                 Receivables                                                                  2,640,941         2,678,125
                 Other current assets                                                           192,103            62,130
                 Other current liabilities                                                       48,752         (410,366)
                 Other                                                                               --           (6,987)
                                                                                         ---------------    --------------
                     Net cash provided by operating activities                                6,531,981         4,894,912

    Cash flows from investing activities:
           Purchases of property and equipment                                              (1,534,398)         (637,103)
           Proceeds from disposal of property and equipment                                      94,489           175,493
                                                                                         ---------------    --------------
                     Net cash used in investing activities                                  (1,439,909)         (461,610)

    Cash flows from financing activities:
           Proceeds borrowed under notes payable to bank and long-term debt                   2,600,599           806,825
           Repayment of notes payable to bank and long-term debt                            (3,324,788)       (2,921,664)
           Proceeds from issuance of common stock                                                   440             1,210
           Purchase of treasury stock                                                       (2,063,000)                --
                                                                                         ---------------    --------------
                     Net cash used in financing activities                                  (2,786,749)       (2,113,629)

                     Net increase in cash and cash equivalents                                2,305,323         2,319,673
    Cash and cash equivalents at beginning of period                                          4,527,042         2,398,407
                                                                                         ---------------    --------------
    Cash and cash equivalents at end of period                                        $       6,832,365  $      4,718,080
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of June 30, 2001 and December 31, 2000; the results of operations for the three and six month periods ended June 30, 2001 and 2000; and the statements of cash flows for the six month periods ended June 30, 2001 and 2000. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

(2)       Net Income per Share

     Net income per basic and diluted shares is based upon the weighted average number of common shares outstanding. Basic net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted shares outstanding represents the total of common shares outstanding as well as those options and warrants where the exercise price was below the average closing stock price, during the three and six month periods ended June 30, 2001 and 2000. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic net income per share and diluted income per share:

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                 ------------------------------    -------------------------------
                                                                     2001             2000             2001              2000
                                                                 -------------     ------------    -------------     -------------

Net Income (Loss)                                             $       100,762        (909,266)  $     1,472,258           541,883
                                                                 =============     ============    =============     =============

Shares:
Weighted Average Common Shares                                      7,476,895        7,721,193        7,614,095         7,720,093
Dilutive Stock Options and Warrants                                   189,909              ---          177,498           387,198
                                                                 -------------     ------------    -------------     -------------
Dilutive Potential Common Shares                                    7,666,804        7,721,193        7,791,593         8,107,291
                                                                 =============     ============    =============     =============

Net Income Per Share:
Basic                                                         $          0.01           (0.12)  $          0.19              0.07
Diluted                                                       $          0.01           (0.12)  $          0.19              0.07

(3)      Income Taxes

     For the six months ended June 30, 2001, federal income tax expense of $363,000 and state income tax expense of $182,000 was recognized after the application of net operating loss carry forwards. Income tax expense for the six months ended June 30, 2001 was computed using the estimated effective tax rate to apply for all of 2001 after considering the impact of net operating loss carry forwards and tax credits. The rate is subject to ongoing review and evaluation by management. The Company may change the estimated effective tax rate in the third quarter of 2001.

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


Results of Operations

     Revenues for the six months ended June 30, 2001 increased to $17,508,000 from $15,104,000 for the same year-ago period, an increase of $2,404,000 or 15.9%. The increase in revenues is attributable to increased demand for the Company's services with a significant increase in demand for digital compression services. The increase in revenues was partially offset by a decrease in revenues of $140,000 from film processing resulting from increased use by some customers of film formats that require a lower volume of film processing and a decrease in revenues of $104,000 from laser disc services.

     Revenues for the quarter ended June 30, 2001 increased to $7,581,000 from $5,858,000 for the same year-ago period, an increase of $1,723,000 or 29.4%. The increase in revenues is attributable to increased demand for the Company's services. The increase in revenues was partially offset by a decrease in revenues of $54,000 from laser disc services.

     Operating costs for the six months ended June 30, 2001 were $12,758,000 versus $11,712,000 for the year-ago period, an increase of $1,046,000 or 8.9%. The increase in operating costs is primarily the result of an increase in labor cost of $438,000, an increase in depreciation of $155,000, an increase in rawstock cost of $138,000 and an increase in outside services of $112,000. The increase in operating costs was partially offset by a decrease in bad debt expense. Higher labor costs were the result of compensation increases and increased hours worked, as a result of increased sales. The increase in depreciation is due to equipment purchases in prior years for business expansion. Tape stock increased as the result of increased sales. The increase in outside services is primarily due to the cost of digital transmission of work performed for customers located in remote locations. Total operating costs, including depreciation, as a percentage of revenues for the six months ended June 30, 2001 were 72.9% compared with 77.5% for the same year-ago period.

     Operating costs for the quarter ended June 30, 2001 were $5,960,000 versus $5,421,000 for the year-ago period, an increase of $539,000 or 9.9%. The increase in operating costs was primarily the result of an increase in labor costs of $267,000 and an increase in depreciation of $95,000. Operating costs increased in most areas due to higher revenues. Higher labor costs were the result of more hours worked, as a result of increased sales. The increase in depreciation is due to equipment purchases in prior years for business expansion. Total operating costs, including depreciation, as a percentage of revenues for the three months ended June 30, 2001 were 78.6% compared with 92.5% for the same year-ago period.

     For the six months ended June 30, 2001, the Company recorded a gross profit of $4,750,000 compared with $3,393,000 for the same year-ago period, an increase of $1,357,000 or 40.0%. The increase in gross profit is the result of fixed cost leveraged over the increase in revenues, discussed above.

     For the quarter ended June 30, 2001 the Company recorded a gross profit of $1,620,000 compared to a gross profit of $437,000 for the same year-ago period, an increase of $1,183,000 or 270.4%. The increase in gross profit is the result of the significant increase in revenues, explained above without a proportionate increase in operating costs. Revenues increased 29.4% while operating costs increased 9.9% as compared to the same year-ago period.

     Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2001 was $2,369,000 compared to $2,263,000 during the same year-ago period, an increase of $106,000 or 4.7%. The most significant increase in SG&A was in professional services. The increase was partially offset by reductions in tax and licenses and other expenses. The increase in professional services is due to an increase in investor advisory services, legal fees and consulting fees for Internet application.

     SG&A for the quarter ended June 30, 2001 was $1,163,000 compared to $1,114,000 during the same year-ago period, an increase of $49,000 or 4.4%. The increase in SG&A was primarily due to an increase in professional services of $114,000 and an increase in labor cost of $33,000. The increase was partially offset by reductions in tax and licenses and other expenses. The increase in professional services is due to investor advisory services, legal fees and consulting fees for Internet application. The increase in labor cost is due to compensation increases.

     Interest expense for the six months ended June 30, 2001 was $545,000 compared to $692,000 for the same year-ago period, a decrease of $147,000 or 21.2%. The decrease in interest expense is a result of lower interest rates and a reduction of long-term debt.

     Interest expense for the quarter ended June 30, 2001 was $277,000 compared to $347,000 for the same year-ago period, a decrease of $70,000 or 20.1%. The decrease in interest expense is a result of lower interest rates and a reduction of long-term debt.

     Other income for the six months ended June 30, 2001 was $181,000 compared to $130,000 for the same year-ago period, an increase of $51,000 or 39.1%. Other income is primarily interest income. The increase in other income is the result of higher cash balances, which earned greater interest income.

     Other income for the quarter ended June 30, 2001 was $104,000 compared to $63,000 for the same year-ago period, an increase of $41,000 or 64.9%. Other income is primarily interest income. The increase in other income is the result of higher cash balances, which earned greater interest income.


Liquidity and Capital Resources

     During the quarter ended June 30, 2001, the Company and its subsidiaries entered into a non-asset based credit facility with Merrill Lynch Business Financial Services. The maximum credit under the agreement is $8 million. The loan agreement provides for borrowings of up to $6.0 million under a revolving loan and a $2.0 million equipment term loan. There was no outstanding balance of the revolving loan at June 30, 2001. The equipment loan had an outstanding balance of $1,601,000 at June 30, 2001. Borrowings under the equipment term loan were used to pay off debt under a loan agreement with The CIT Group. The revolving loan and the equipment term loan are payable monthly and bear interest at the 30-day dealer commercial paper rate plus 2.2%. The revolving loan is for a one-year term and can be renewed annually. The equipment term loan is for a five-year term.

     As of June 30, 2001 the Company had outstanding equipment loans and capital lease obligations of approximately $10.7 million with various lenders (including the equipment term loan discussed above) in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 7.5% to 12.75% and one equipment term loan with a variable interest rate discussed above. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services.

     During the quarter ended June 30, 2001, the Company purchased 825,200 shares of its common stock in a private transaction for $2,063,000.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's capital requirements for fiscal 2001.

Other Matters

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in Composite Image Systems, LLC ("CIS"), to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. CIS will remain obligated on certain equipment leases, which currently have a principal obligation of approximately $400,000. The Company has given corporate guarantees regarding those leases, and CIS and its joint venture partner have agreed to indemnify the Company up to the amount of the principal obligation for any claims that might arise under the guarantees should CIS default on the equipment leases. The transaction net of related cost and expenses should yield a pre-tax gain of approximately $90,000 in the quarter ending September 30, 2001.


Seasonality and Variation of Quarterly Results

     The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the television post-production industry. Historically, revenues and net income have been highest during the first and fourth quarters, when the production of television programs and consequently the demand for the Company's services is at its highest. Revenues have been substantially lower during the second and third quarters. The Company historically has incurred operating losses during the second quarter.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the six months ended June 30, 2001 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States. The Company had borrowings of $1,601,000 at June 30, 2001 under a term loan (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the 30-day dealer commercial paper rate plus 2.2%.


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on June 15, 2001, the following individuals were elected to the Company's Board of Directors:

                                              Votes For      Votes Withheld
                 Emory M. Cohen               7,132,465           11,091
                 Thomas D. Gordon             7,127,615           15,941
                 Craig A. Jacobson            7,129,515           14,081
                 David C. Merritt             7,130,515           13,041
                 James R. Parks               7,121,428           22,128


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
              10.9 Merrill Lynch Business Financial Services Credit Agreements dated June 5, 2001.

(b)      Reports on Form 8-K
              Filed June 22, 2001 reporting the repurchase of shares of the Company's common stock held by Digital Creative Development Corporation.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LASER-PACIFIC MEDIA CORPORATION
                                                  (Registrant)


     Dated:  August 7, 2001               /s/ James R. Parks
                                              James R.Parks
                                              Chief Executive Officer





     Dated:  August 7, 2001               /s/Robert McClain
                                             Robert McClain
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)