Form 10-Q
period 2001-09-30
LASER PACIFIC MEDIA CORP
filed 2001-11-13
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 2001
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001 was 7,179,595 shares of Common Stock, $.0001 par value.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents




Part I.        Financial Information                                      Page
                                                                         ------

Item 1.        Condensed Consolidated Financial Statements                  3

               Condensed Consolidated Balance Sheets                        3
               Condensed Consolidated Statements of Operations              4
               Condensed Consolidated Statements of Cash Flows              5
               Notes to Condensed Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial Condition 7 and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk   10

Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K                             11

               Signatures                                                   12

Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                   September 30,       December 31,
                                                                                        2001               2000
                                                                                   ---------------    ----------------
Assets

Current Assets:

  Cash and cash equivalents                                                   $         4,776,679  $        4,527,042
  Receivables, net of allowance for doubtful accounts                                   4,089,469           5,339,830
  Other current assets                                                                  1,349,896           1,274,546
                                                                                   ---------------    ----------------

    Total Current Assets                                                               10,216,044          11,141,418

Net property and equipment                                                             19,595,517          18,457,816
Other assets                                                                              263,147             824,082

                                                                                   ---------------    ----------------
Total Assets                                                                  $        30,074,708  $       30,423,316
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt            $         3,285,412  $        3,489,618
  Other current liabilities                                                             2,626,726           1,797,369
                                                                                   ---------------    ----------------

    Total Current Liabilities                                                           5,912,138           5,286,987

Notes payable to bank and long-term debt, less current installments                     6,925,390           7,934,387

Stockholders' Equity:
   Preferred stock, $.0001 par value.  Authorized 3,500,000 shares;
   none issued.                                                                               ---                 ---
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding 8,003,795 shares at September 30, 2001 and 7,751,295
   shares at December 31, 2000.                                                               800                 775
Additional paid-in capital                                                             20,186,681          19,936,156
Accumulated deficit                                                                     (887,301)         (2,734,989)
Treasury stock, at cost: 825,200 shares at September 30, 2001.                        (2,063,000)                 ---
                                                                                   ---------------    ----------------

   Net Stockholders' Equity                                                            17,237,180          17,201,942
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                    $        30,074,708  $       30,423,316
                                                                                   ===============    ================




See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                  Three Months ended                     Nine Months ended
                                                                     September 30,                         September 30,
                                                           ----------------------------------     --------------------------------
                                                                2001               2000               2001              2000
                                                           ---------------    ---------------     --------------    --------------

Revenues                                                $       6,856,819          7,233,449  $      24,364,577        22,337,684

Operating costs
      Direct costs                                              4,734,264          4,519,822         15,388,676        14,282,547
      Depreciation and amortization                             1,073,060          1,046,960          3,176,515         2,995,852
                                                           ---------------    ---------------     --------------    --------------
             Total operating costs                              5,807,324          5,566,782         18,565,191        17,278,399
                                                           ---------------    ---------------     --------------    --------------
      Gross profit                                              1,049,495          1,666,667          5,799,386         5,059,285
Selling, general and administrative
    and other expenses                                          1,174,426          1,125,148          3,543,438         3,388,641
                                                           ---------------    ---------------     --------------    --------------
      Income (loss) from operations                             (124,931)            541,519          2,255,948         1,670,644

Interest expense                                                  229,243            303,387            774,033           995,017
Other income                                                      329,463             60,741            510,750           191,029
                                                           ---------------    ---------------     --------------    --------------
      Income (loss) before income taxes                          (24,711)            298,873          1,992,665           866,656

Income tax (benefit) expense                                    (400,141)             17,400            144,977            43,300
                                                           ---------------    ---------------     --------------    --------------
      Net income                                        $         375,430            281,473  $       1,847,688           823,356
                                                           ===============    ===============     ==============    ==============

Income per share (basic)                                $            0.05               0.04  $            0.25              0.11
                                                           ---------------    ---------------     --------------    --------------

Income per share (diluted)                              $            0.05               0.04  $            0.25              0.10
                                                           ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                     7,178,595          7,721,293          7,468,928         7,720,493
                                                           ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                   7,227,083          7,949,890          7,503,313         8,071,083
                                                           ===============    ===============     ==============    ==============
















See accompanying notes to condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                             Nine Months ended September 30,
                                                                                          ---------------------------------------
                                                                                                2001                  2000
                                                                                          ----------------       ----------------
    Cash flows from operating activities

      Net income                                                                      $          1,847,688  $            823,356
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                         3,176,515             2,995,852
           Gain on sale of property and equipment                                                 (25,713)              (74,490)
           Provision for doubtful accounts receivable                                              167,840               167,186
           Change in assets and liabilities:
              (Increase) decrease in:
                 Receivables                                                                     1,082,521               835,159
                 Other current assets                                                             (75,350)              (92,514)
              Increase (decrease) in:
                 Other current liabilities                                                         829,357               138,182
                 Other                                                                             561,680             (181,109)
                                                                                          -----------------     -----------------
                     Net cash provided by operating activities                                   7,564,538             4,611,622

    Cash flows from investing activities:
           Purchases of property and equipment                                                 (4,496,227)           (1,906,861)
           Net proceeds from disposal of property and equipment                                    206,979               355,493
                                                                                          -----------------     -----------------
                     Net cash used in investing activities                                     (4,289,248)           (1,551,368)

    Cash flows from financing activities:
           Proceeds borrowed under notes payable to bank and long-term debt                      2,870,251             1,930,846
           Repayment of notes payable to bank and long-term debt                               (4,083,454)           (3,833,240)
           Proceeds from issuance of common stock                                                  250,550                 1,210
           Purchase of treasury stock                                                          (2,063,000)                    --
                                                                                          -----------------     -----------------
                     Net cash used in financing activities                                     (3,025,653)           (1,901,184)

                     Net increase in cash and cash equivalents                                     249,637             1,159,070
    Cash and cash equivalents at beginning of period                                             4,527,042             2,398,407
                                                                                          -----------------     -----------------
    Cash and cash equivalents at end of period                                        $          4,776,679  $          3,557,477
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation ("the Company") and its subsidiaries as of September 30, 2001 and December 31, 2000; the results of its operations for the three and nine month periods ended September 30, 2001 and 2000; and cash flows for the nine month periods ended September 30, 2001 and 2000. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the regulations of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.


(2)      Income per Share

     Income per basic and diluted share is based upon the weighted-average number of common shares outstanding. Basic income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted shares outstanding represents the total of common shares outstanding as well as the dilutive effect of options and warrants where the exercise price was below the average closing stock price during the three and nine-month periods ended September 30, 2001 and 2000. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic income per share and diluted income per share:


                                                                   Three Months                        Nine Months
                                                                Ended September 30,                Ended September 30,
                                                           ------------------------------     -------------------------------
                                                               2001             2000              2001              2000
                                                           -------------    -------------     -------------     -------------

Net Income                                             $        375,430          281,473  $      1,847,688           823,356
                                                           =============    =============     =============     =============

Shares:
Weighted Average Common Shares                                7,178,595        7,721,293         7,468,928         7,720,493
Dilutive Effective of Stock Options and Warrants                 48,488          228,597            34,385           350,590
                                                           -------------    -------------     -------------     -------------
Weighted Average Diluted Shares Outstanding                   7,227,083        7,949,890         7,503,313         8,071,083

Income Per Share:
Basic                                                  $           0.05             0.04  $           0.25              0.11
Diluted                                                $           0.05             0.04  $           0.25              0.10


(3)      Income Taxes

     For the nine months ended September 30, 2001, the Company recorded income tax expense of $145,000 which includes the impact of reversing an $879,000 valuation allowance that had been recorded against the Company's net operating loss carryforward deferred tax assets. The valuation allowance was reversed during the third quarter when the Company was reasonably certain that there would not be a strike and that the tax benefit associated with the valuation allowance would be fully utilized in the current year. The Company also recorded an income tax benefit of $400,000 relating to the reversal of the valuation allowance in the third quarter. As a result, the Company's effective tax rate and its income tax expense will be significantly higher in the future if the Company remains profitable.


(4)      Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment in an annual basis. The Company is required to adopt Statement No. 141 and No. 142 no later than the year beginning after December 15, 2001 and the Company anticipates that the adoption of these pronouncements will have no impact on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving certain implementation issues associated with Statement No. 121. The Company is required to adopt Statement No. 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of Statement No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement No. 144 will have on the Company's financial statements with respect to assets held for sale or disposals.


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

Results of Operations

     Revenues for the nine months ended September 30, 2001 increased to $24,365,000 from $22,338,000 for the same year-ago period, an increase of $2,027,000 or 9.1%. The increase in revenues is attributable to increased demand for the Company's services through the first six months of the current year that was partially offset by a decline in demand for the Company's services during the quarter ended September 30, 2001 (discussed below) compared to the corresponding periods in the prior year. The increase in revenues consists primarily of an increase in revenues of $1,826,000 from post-production services related to the Company's core business on episodic television shows and an increase in revenues of $555,000 from digital compression services. The increase in revenues was partially offset by a decrease in revenues of $190,000 from film processing resulting from increased use by some customers of film formats that require a lower volume of film processing and a decrease in revenues of $142,000 from laser disc services.

     Revenues for the three months ended September 30, 2001 decreased to $6,857,000 from $7,233,000 for the same year-ago period, a decrease of $376,000 or 5.2%. The decline has impacted all categories of the Company's services. The following factors impacted the decrease in revenues during this third quarter:
1) a slowing of movie production in the second and third quarters because studios and networks stockpiled shows to ride out a threatened strike by the writers and actors that did not materialize, which impacted the services the Company provides on feature movies such as movie mastering, preview services and digital compression: 2) the impact of the September 11 terrorist attacks that resulted in the cancellation and rescheduling of certain production and delayed the beginning of the fall broadcast season: 3) a significant decline in the number of movies made for television with much of the remaining television movie production business being moved outside of the United States: and 4) the overall slowdown in the economy and general weakness of the entertainment industry, which has impacted advertising revenues and the programs supported by those revenues such that there are fewer non-broadcast and off network shows and those being produced have lower post production budgets.

     Operating costs for the nine months ended September 30, 2001 were $18,565,000 versus $17,278,000 for the same year-ago period, an increase of $1,287,000 or 7.4%. The increase in operating costs consists primarily of an increase in labor costs of $568,000, an increase in depreciation of $181,000 and an increase in outside services of $125,000. Higher labor costs are attributable to salary increases. The increase in depreciation is due to equipment purchases in prior years to expand the Company's capacity. The increase in outside services is primarily due to the cost of digital transmission of work performed for customers located in remote locations. Operating costs, including depreciation, as a percentage of revenues for the nine months ended September 30, 2001 were 76.2% compared with 77.4% for the same year-ago period.

     Operating costs for the three months ended September 30, 2001 were $5,807,000 versus $5,567,000 for the same year-ago period, an increase of $240,000 or 4.3%. The increase in operating costs consists of an increase in labor costs of $130,000, an increase in equipment supplies and maintenance of $88,000 and an increase in depreciation of $26,000. The increase in operating costs was partially offset by a reduction in rawstock costs as a result of lower revenues. The increase in labor costs is the result of compensation increases. The increase in equipment supplies and maintenance is due to additional equipment purchased in the past 18 months. The increase in depreciation is due to equipment purchases in prior years to expand the Company's capacity. Operating costs, including depreciation, as a percentage of revenues for the three months ended September 30, 2001 were 84.7% compared with 77.0% for the same year-ago period.

     For the nine months ended September 30, 2001 the Company recorded a gross profit of $5,799,000 compared with $5,059,000 for the same year-ago period, an increase of $740,000 or 14.6%. The increase in gross profit is the result of the increase in revenues partially offset by increases in operating costs, discussed above.

     For the three months ended September 30, 2001 the Company recorded a gross profit of $1,049,000 compared to a gross profit of $1,667,000 for the same year-ago period, a decrease of $618,000 or 37.0%. The decrease in gross profit is the result of lower revenues for the quarter and increased operating costs, discussed above.

     Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2001 were $3,543,000 compared to $3,389,000 during the same year-ago period, an increase of $154,000 or 4.6%. The increase in SG&A is primarily attributable to an increase in professional services of $148,000, an increase in labor costs of $79,000 and an increase in advertising expense of $44,000. The increase in SG&A was partially offset by a decrease in property taxes of $98,000. The increase in professional services is due to increased legal and financial advisory fees. The increased labor costs are the result of compensation increases in addition to a higher number of employees.

     SG&A expenses for the three months ended September 30, 2001 were $1,174,000 compared to $1,125,000 for the same year-ago period, an increase of $49,000 or 4.4%. The increase in SG&A is primarily attributable to an increase in labor costs of $59,000, an increase in advertising costs of $23,000 and an increase in professional services of $15,000. The increase in SG&A was partially offset by a decrease in property taxes of $41,000. The increased labor costs are the result of compensation increases in addition to a higher number of employees. The increase in professional services is due to increased financial advisory fees partially offset by reduced tax consulting fees.

     Interest expense for the nine months ended September 30, 2001 was $774,000 compared to $995,000 for the same year-ago period, a decrease of $221,000 or 22.2%. The decrease in interest expense is a result of lower interest rates and a reduction of long-term debt.

     Interest expense for the three months ended September 30, 2001 was $229,000 compared to $303,000 for the same year-ago period, a decrease of $74,000 or 24.4%. The decrease in interest expense is a result of lower interest rates and a reduction of long-term debt.

     Other income for the nine months ended September 30, 2001 was $511,000 compared to $191,000 for the same year-ago period, an increase of $320,000 or 167.4%. Other income primarily consists of interest income of $198,000, income recognized in connection with a research and development collaboration agreement of $193,000, and a gain on the sale of the Company's interest in CIS of $83,000. Interest income increased compared to the same year-ago period as a result of higher cash balances. The Company entered into a collaboration agreement (the Agreement) with an equipment manufacturer and supplier. Under the agreement, the Company provided development and consulting services related to the development of technical equipment used in connection with high definition post-production. In consideration for the services provided, the Company received equipment at no charge and discounts on the purchase of additional equipment from the supplier. During the third quarter, the Company recorded other income of $193,000 pursuant to this agreement. The sale of the Company's interest in CIS is discussed in other matters.

     Other income for the three months ended September 30, 2001 was $329,000 compared to $61,000 for the same year-ago period, an increase of $268,000 or 442.4%. The increase in other income is primarily due to an increase in interest income resulting from higher cash balances, recognition of other income in connection with a collaboration agreement, discussed above, and a gain on the sale of the Company's interest in CIS, discussed in other matters.

     Income tax expense for the nine months ended September 30, 2001 was $145,000 compared to $43,000 for the same period last year, an increase of $102,000 or 234.8%. During the nine-month period the Company recognized tax benefit relating to the realization of deferred tax assets. The effective tax rate and income tax expense for the current year and future years will increase if the Company remains profitable.

     For the three months ended September 30, 2001 the Company realized an income tax benefit of $400,000 relating to the realization of deferred tax assets compared to an income tax expense of $17,000 for the same period last year. The net operating loss carryforwards that had reduced the Company's tax liability have been fully utilized as of September 30, 2001. The Company's effective tax rate and its income tax expense for the fourth quarter of 2001 will be significantly higher if the Company remains profitable.

     Net income for the nine months ended September 30, 2001 was $1,848,000 compared to $823,000 for the same year-ago period, an increase of $1,025,000 or 124.4%. The increase in net income is a consequence of the above described factors.

     Net income for the three months ended September 30, 2001 was $375,000 compared to $281,000 for the same year-ago period, an increase of $94,000 or 33.4%. The increase in net income is a result of lower revenues and increased operating costs, increased SG&A offset by an income tax benefit, explained above.

Liquidity and Capital Resources

     As of September 30, 2001 the Company and its subsidiaries increased the non-asset based credit facility with Merrill Lynch Business Financial Services. The maximum credit under the agreement increased from $8.0 million to $10.0 million. The loan agreement provides for borrowings of up to $6.0 million under a revolving loan and an equipment term loan, which increased from $2.0 million to $4.0 million. There was no outstanding balance of the revolving loan at September 30, 2001. The equipment loan had an outstanding balance of $1,870,000 at September 30, 2001. The revolving loan and the equipment term loan are payable monthly and bear interest at the 30-day dealer commercial paper rate plus 2.2%. The revolving loan is for a one-year term and can be renewed annually. The equipment term loan is for a five-year term.

     As of September 30, 2001 the Company had outstanding equipment loans and capital lease obligations of approximately $10.2 million with various lenders (including the equipment term loan discussed above) in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 7.5% to 12.75% and variable interest rates ranging from 2.2% to 2.65% plus the 30-day dealer commercial paper rate. The obligations are secured by the equipment that was financed. The equipment was acquired to expand the Company's capabilities and to support the demand for the Company's services.

     In June 2001, the Company purchased 825,200 shares of its common stock in a private transaction for $2,063,000.

     In July 2001, 35 Lake Avenue, a California limited partnership in which James R. Parks, the Company's Chief Executive Officer is a partner, exercised warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00. The warrants were issued during 1997 in connection with a short-term debt financing arrangement.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's capital requirements for fiscal 2001.

Other Matters

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in Composite Image Systems, LLC ("CIS"), to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company has given corporate guarantees regarding certain lease obligations, and CIS and its joint venture partner have agreed to indemnify the Company up to the amount of the principal obligation for any claims that might arise under the guarantees should CIS default on the lease obligations. During the quarter ended September 30, 2001 the Company recognized a gain of $83,000 net of related expenses in connection with the sale of its interest in CIS.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the nine and three months ended September 30, 2001 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States. The Company had borrowings of $1,870,000 at September 30, 2001 under a term loan (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the 30-day dealer commercial paper rate plus 2.2%.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, the amortized interest expense would change by approximately $46,000 annually.

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



                              LASER-PACIFIC MEDIA CORPORATION
                                  (Registrant)


 Dated:  November 9, 2001       /s/James R. Parks
                                ------------------
                                   James R. Parks
                                   Chief Executive Officer





 Dated:  November 9, 2001       /s/Robert McClain
                                ------------------
                                   Robert McClain
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)