Form 10-K
period 2001-12-31
LASER PACIFIC MEDIA CORP
filed 2002-03-27
CIK 875738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to _______

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

               809 N. Cahuenga Blvd., Hollywood, California 90038
                  (Address of                           (Zip Code)
               Principal Executive Offices)
       Registrant's telephone number, including area code: (323) 462-6266

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                    Common Stock ($.0001 par value per share)
                         Preferred Share Purchase Rights
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2002 (based upon the closing price on the Nasdaq National Market on that date) was $17,335,000.

Number of shares of Common Stock, $.0001 par value per share, outstanding as of March 15, 2002: 7,104,595.

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Notice of 2002 Annual Meeting of Stockholders and definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents



Part I                                                                                                            Page

Item 1.      Business                                                                                                1
Item 2.      Properties                                                                                              3
Item 3.      Legal Proceedings                                                                                       3
Item 4.      Submission of Matters to a Vote of Security Holders                                                     3

Part II

Item 5.      Market for Registrant's Common Stock and Related Security Holder Matters                                4
Item 6.      Selected Financial Data                                                                                 5
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   7
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                             13
Item 8.      Financial Statements and Supplementary Data                                                            13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   13

Part III

Item 10.     Directors and Executive Officers of the Registrant                                                     36
Item 11.     Executive Compensation                                                                                 36
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                         36
Item 13.     Certain Relationships and Related Transactions                                                         36

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                       37

                                     PART I

ITEM 1.  BUSINESS

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that Laser Pacific Media Corporation, ("Laser-Pacific" or the "Company") expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the safe harbor. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, actual results and financial position could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the Securities and Exchange Commission to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.


General

     Laser-Pacific Media Corporation, a Delaware corporation, was formed by a merger of Spectra Image, Inc. and Pacific Video, Inc. in September 1990. Both of the predecessor companies were organized in 1983.

     Laser-Pacific is a leading provider of a broad range of post-production services to the Hollywood motion picture film and television industries. These post-production services include technical and creative services to the producers of prime-time network television series, television movies, and theatrical motion pictures, services for the creation of digital masters for high definition and standard definition television, home video, DVD as well as other master delivery formats. In addition, the Company provides motion picture film processing, technical and creative services for visual effects, digital sound editing and mixing and other ancillary and related services that assist in the preparation of film, television and digital content for a variety of distribution methods.

     The Company is recognized as an industry leader and pioneer in the development and introduction of new methods and technology in service of television, motion pictures and digital multimedia. The Company led the television industry in the move from film to electronic and digital based techniques in post-production through the introduction of its proprietary
Electronic Laboratory(TM) and has received five Emmy Awards for Outstanding Achievement in Engineering for its developments. The Company's new high definition television and movie mastering capabilities are reinforcing the long standing reputation for state-of-the-art services and facilities.

     The Company offers a full range of post-production services to television and motion picture producers at its facilities in Hollywood, California. These services, which begin immediately after completion of photography and end with the delivery of a videotape master ready for television broadcasting or a film master ready for feature film release printing. The services include film processing, film to videotape transfer, electronic editing (including the addition of special effects and titles), color correction, sound editing and mixing, film recording and videotape duplication.

The principal categories of services offered by the Company are:

Motion Picture Film Processing - The Company operates five negative processing machines at its Pacific Film Laboratories facility, located in Hollywood, California. These machines are used to develop customers' negatives after photography, with the capacity to develop approximately 2 million feet of film per week.

Telecine Transfer - The Company operates eight telecine suites that are used to transfer customers' film to videotape for subsequent post-production processing. These telecine suites are used for daily transfers for electronic post-production as well as video masters of completed motion pictures. Currently three telecine suites are used for digital standard definition and five are used for both digital standard definition as well as digital high definition. Revenues from telecine transfer accounted for approximately 23%, 24% and 22% of the Company's total revenue in 2001, 2000, and 1999 respectively.

Editing - The Company operates seven editing suites, for preparing broadcast quality videotape masters or conformed digital motion picture masters for its customers. These editing suites are conforming or assembly of television programs and motion pictures, including creation of visual effects, titles, and graphics. Four of the rooms are equipped for high definition editing, and three are equipped for standard definition editing. Additionally, the Company's Emmy Award winning Super-Computer Assembly system provides high definition and standard definition assembly capability equivalent to four or five additional conventional editing rooms. Revenues from editing accounted for approximately 25%, 23% and 22% of the Company's total revenue in 2001, 2000, and 1999 respectively.

Color Timing - The Company operates six timing suites that are used for the final color balancing and image enhancement of customers' programs. Three of these suites are equipped specifically for digital high definition programs.

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

The Company's primary customers are the major motion picture and television studios and production companies. The Company's ten largest customers accounted for approximately 70% of total revenue in 2001. During 2001, sales to Sony Pictures Entertainment, 20th Century Fox and Paramount Pictures and their affiliated companies, accounted for 12%, 11% and 10% respectively of the Company's total revenue for the year.


Seasonality and Variation of Quarterly Results

The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the television post-production industry. Historically, revenues and net income have been highest during the first and fourth quarters, when the production of television programs and consequently the demand for the Company's services are at their highest. Revenues have been substantially lower during the second and third quarters, when the Company historically has incurred operating losses.

Employees

At December 31, 2001, the Company had approximately 215 employees. Approximately 30 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires on July 15, 2002. The Company has never experienced a work stoppage and considers its relations with its employees to be excellent.


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


ITEM 2.  PROPERTIES

The Company owns two buildings with a total of 22,000 square feet located on lots totaling 39,000 square feet in Hollywood, California, where it provides film processing and sound editing and mixing services. In addition, the Company leases approximately 47,000 square feet in five buildings in Hollywood, California, which contain executive offices and the balance of its post-production facilities. Three of the larger facilities are on five-year leases through the year 2006. Two of the leases are on a month-to-month basis. The Company believes that its facilities are adequate for its operations as now conducted. If operations expand, the Company will acquire additional space.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "LPAC". The following table reflects the range of high and low intra-day selling prices of the Company's common stock by quarter for 2001 and 2000. This information is based on intra-day selling prices as reported by the Nasdaq National Market.


                                                     High             Low
    2001
    First Quarter                                    $3.31            $1.38
    Second Quarter                                   $3.90            $1.25
    Third Quarter                                    $5.50            $2.63
    Fourth Quarter                                   $5.55            $2.20

    2000
    First Quarter                                    $14.94           $5.00
    Second Quarter                                   $6.00            $2.63
    Third Quarter                                    $4.75            $2.25
    Fourth Quarter                                   $3.13            $1.00


         The Company had approximately 2,600 stockholders on March 13, 2002.

         The Company has never paid a cash dividend on its shares of Common Stock and currently intends to retain its earnings, if any, for use in its operations and the expansion of its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years:

                                                                    (In thousands except for per share data.)

                                                           2001          2000           1999             1998            1997
                                                           ----          ----           ----             ----            ----
Statement of Operations Data:
Revenues........................................        $33,647       $33,058        $30,991          $30,699         $28,291
Operating expenses:
 Direct.........................................         20,513        19,721         19,753           19,183          18,343
 Depreciation and amortization..................          4,305         4,161          3,258            3,572           4,207

                                                 ---------------  ------------  -------------   --------------  --------------
                                                         24,818        23,882         23,012           22,755          22,550
                                                 ---------------  ------------  -------------   --------------  --------------
Gross profit....................................          8,829         9,176          7,980            7,944           5,741
Selling, general and administrative expenses....          5,039         4,648          4,570            4,616           4,279
                                                 ---------------  ------------  -------------   --------------  --------------

Income from operations..........................          3,790         4,528          3,410            3,328           1,461
Interest expense................................          (981)       (1,241)        (1,241)          (1,288)         (1,563)
Gain on sale of subsidiary......................            ---           ---            ---              875             ---
Other income....................................            543           253          2,382              114              41
Minority interest...............................           ---           ---            ---              ---            (54)
Income tax expense (benefit)....................            661            30          (285)              109             232
                                                 ---------------  ------------  -------------   --------------  --------------
Net income (loss)...............................         $2,690        $3,510         $4,836           $2,920          ($347)
                                                 ===============  ============  =============   ==============  ==============


Net income (loss) per share (basic).............          $0.36         $0.45          $0.65            $0.41         ($0.05)
                                                 ---------------  ------------  -------------   --------------  --------------

Net income (loss) per share (diluted)...........          $0.36         $0.44          $0.62            $0.39         ($0.05)
                                                 ---------------  ------------  -------------   --------------  --------------

Weighted average shares outstanding (basic).....          7,384         7,726          7,491            7,163           7,128
                                                 ===============  ============  =============   ==============  ==============

Weighted average shares outstanding (diluted)...          7,419         8,003          7,838            7,510           7,128
                                                 ===============  ============  =============   ==============  ==============


Balance Sheet Data:

Working capital (deficiency)....................         $6,526        $5,854         $3,231           $2,769        ($2,332)
Total assets....................................         31,284        30,423         29,497           20,226          22,488
Current installments of notes payable,
 notes payable to related parties, and
 long-term debt.................................          3,739         3,490          3,718            2,462           5,894
Long-term debt, excluding current installments..          7,878         7,934         10,303            7,629           8,139
Net stockholders'equity.........................        $18,053       $17,202        $13,676           $8,712          $5,772


Quarterly Financial Information

     The following table summarizes unaudited selected financial data of the Company and its consolidated subsidiaries for each quarter of the last two fiscal years:




                                                                                  2001
                                          -----------------------------------------------------------------------------------
                                             December 31          September 30            June 30              March 31
                                          ------------------   -------------------   ------------------   -------------------

 Revenues                              $       9,283,000    $       6,857,000     $       7,581,000    $       9,927,000

 Income (loss) from operations                 1,534,000             (125,000)              457,000            1,924,000

 Net income                                      843,000              375,000               101,000            1,371,000

 Net income per share basic            $            0.12     $           0.05      $           0.01     $           0.18
                                          ==================   ===================   ==================   ===================

 Net income per share diluted          $            0.12     $           0.05      $           0.01     $           0.17
                                          ==================   ===================   ==================   ===================




                                                                                  2000
                                          -----------------------------------------------------------------------------------
                                             December 31          September 30            June 30              March 31
                                          ------------------   -------------------   ------------------   -------------------

 Revenues                              $      10,721,000    $       7,233,000     $       5,858,000    $       9,246,000

 Income (loss) from operations                 2,857,000              542,000              (677,000)           1,806,000

 Net income (loss)                             2,687,000              281,000              (909,000)           1,451,000

 Net income (loss) per share basic     $            0.35     $           0.04      $          (0.12)    $           0.19
                                          ==================   ===================   ==================   ===================

 Net income (loss) per share diluted   $            0.34     $           0.04      $          (0.12)    $           0.18
                                          ==================   ===================   ==================   ===================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

  Laser Pacific Media Corporation's critical accounting policies are as follows:

      Depreciation and amortization of property and equipment

      Valuation of long-lived assets

      Accounting for income taxes

Depreciation and Amortization of Property and Equipment

     The Company, a capital-intensive enterprise, depreciates and amortizes property and equipment on a straight-line basis over the estimated useful life of the related assets. Significant management judgment is required to determine the useful lives. Should the useful lives be revised, the impact on its results of operations could be material.

Valuation of Long-Lived Assets

     The Company periodically assesses the impairment of its long-lived assets, which require it to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the following events or changes in circumstances:

     The asset's ability to continue to generate income from operations and positive cash flow in future periods,

      Significant changes in strategic business objectives and utilization of the assets, or

      The impact of significant negative industry or economic trends.

     If the assets are considered to be impaired, the impairment that is recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above mentioned factors or estimates, the likelihood of a material change in the reported results would increase.


Accounting for Income Taxes

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on future taxable income, the ability to deduct tax loss carryforwards against future taxable income, the effectiveness of the tax planning and strategies among the various tax jurisdictions in which the Company operated, and any significant changes in the tax laws. For the years ended December 31, 2001, 2000 and 1999, valuation allowance of $879,000, $1,315,000 and $2,173,000 were eliminated since management determined that it was more likely than not that the related deferred tax assets would be realized. In the event that the actual results differ from the estimates or the Company adjusts the estimates in future periods it may need to establish an additional valuation allowance which could materially impact the financial position and results of operations.

     The Company's effective tax rate in 2001 was 19.7%, principally resulting from the elimination of valuation allowances of $879,000. The Company's estimated tax rate for 2002 is 40%. This rate is subject to ongoing review and evaluation by management.

Results of Operations

2001 Compared to 2000

     Revenues for the year ended December 31, 2001 increased to $33.6 million from $33.1 million for the year ended December 31, 2000, an increase of $0.5 million or 1.8%. The minimal increase in sales is the result of an increase in demand for the Company's services in the first six months of 2001, which was offset by a decline in demand for the Company's services during the last six months of 2001. The following factors impacted the decrease in revenues during the third and fourth quarters of 2001: 1) a slowing of movie production in the second and third quarters because studios and networks stockpiled shows to ride out a threatened strike by the writers and actors that did not materialize, which impacted the services the Company provides on feature movies such as movie mastering, preview services and digital compression; 2) the impact of the September 11, 2001 terrorist attacks that resulted in the cancellation and rescheduling of certain production and delayed the beginning of the fall broadcast season; 3) a significant decline in the number of movies made for television with much of the remaining television movie production business being moved outside of the United States; and 4) the overall slowdown in the economy and general weakness of the entertainment industry, which has impacted advertising revenues and the programs supported by those revenues such that there are fewer non-broadcast and off-network shows and the shows that are being produced have lower post-production budgets.

     For the year ended December 31, 2001, the Company recorded a gross profit of $8.8 million compared with $9.2 million for the same year-ago period, a decrease of $0.4 million or 3.8%. The decrease in gross profit is primarily the result of relatively flat sales and increased operating costs, as discussed below.

     Operating costs, excluding depreciation and amortization for the year ended December 31, 2001, were $20.5 million versus $19.7 million for the year-ago period, an increase of 4.0%. The increase in operating costs is primarily the result of increased labor cost of $365,000, increased equipment maintenance and rental expense of $239,000 and increased transmission cost of $116,000. Depreciation and amortization expense for the year ended December 31, 2001 was $4.3 million compared to $4.2 million for the same year-ago period, an increase of $144,000 or 3.5%. Total operating costs, including depreciation and amortization, as a percentage of revenues for the year ended December 31, 2001, were 73.8% compared with 72.2% for the same year-ago period.

     Selling, general and administrative expenses ("SG&A expenses") for the year ended December 31, 2001 were $5.0 million as compared to $4.6 during the same year-ago period, an increase of 8.4%. The increase in SG&A expenses is primarily attributable to increased wages for non-operations staff of $175,000 and increased legal, financial advisory and consulting fees of $238,000, partially offset by minor reductions in other costs.

     Income from operations for the year ended December 31, 2001 was $3.8 million compared to $4.5 million for the same year-ago period, a decrease of $0.7 million or 16.3%. The decrease in income from operations is primarily the result of decreased sales volume and increased operating and SG&A expenses, as discussed above.

     Interest expense for the year ended December 31, 2001 was $1.0 million compared to $1.2 million for the same year-ago period, a decrease of $0.2 million or 20.9%. The decrease in interest expense is primarily due to lower interest rates on borrowings.

     Other income for the year ended December 31, 2001 was $543,000 compared to other income of $253,000 in 2000. The increase of $290,000 is primarily attributable to income of $193,000 recognized in connection with a collaboration agreement and the gain on the sale of the Company's interest in Composite Image Systems, LLC ("CIS") of $83,000 (see note 10 to the consolidated financial statements hereto).

     Income tax expense amounted to $661,000 in 2001 as compared to $29,923 in 2000. The effective tax rate was 19.7% in 2001 and 8.5% in 2000. The Company's effective tax rate differed from the statutory U.S. Federal tax rate of 34% in 2001 principally from the elimination of a valuation allowance for deferred tax assets of $879,000. When a threatened strike by the writers and actors did not materialize, the Company determined that it was more likely than not that all deferred tax assets would be realized and eliminated the valuation allowance established in prior years. The 2000 income tax expense is comprised of U.S. Federal income tax of $57,000 and state income tax benefit in the amount of $27,000. In 2000 U.S. Federal income tax is primarily composed of alternative minimum tax. The state income tax benefit is the result of utilization of state tax credits. The Company anticipates that the combined Federal and state effective tax rate for 2002 will be 40% (see note 5 to the consolidated financial statements hereto).

     As a consequence of the above factors, the Company reported net income of $2.7 million or $0.36 per diluted share in 2001 versus reported net income of $3.5 million or $0.44 per diluted share in 2000.


Fourth Quarter 2001

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for the fourth quarters ended December 31, 2001 and December 31, 2000.

                                              Three Months ended December 31,                    Increase (Decrease)

                                                2001                   2000                 Dollars               Percent

Revenues                                   $   9,283,000          $   10,721,000      $   (1,438,000)               (13.4%)

Operating expenses                             6,253,000               6,604,000            (351,000)                (5.3%)

Gross profit                                   3,030,000               4,117,000           (1,087,00)               (26.4%)

SG&A expenses                                  1,496,000               1,260,000              236,000                 18.7%
                                        -----------------       -----------------
Income from operations                         1,534,000               2,857,000          (1,323,000)               (46.3%)

Interest expense                                 207,000                 246,000             (39,000)               (15.9%)

Other income                                      32,000                  62,000             (30,000)               (48.4%)
                                        -----------------       -----------------
Income before taxes                            1,359,000               2,673,000          (1,314,000)               (49.2%)

Income tax expense (benefit)                     516,000                (14,000)              530,000              3,785.7%
                                        -----------------      ------------------
Net income                                 $     843,000  $            2,687,000  $       (1,844,000)               (68.6%)
                                        =================      ==================


     Revenues for the three months ended December 31, 2001 decreased $1.4 million or 13.5% from the same period in 2000. The decrease in the revenues is attributable to a decreased demand for the Company's services throughout all areas of service that the Company provides. Factors contributing to the decreased demand for services in the fourth quarter were: the overall economic downturn in the entertainment and advertising sectors and the associated corporate cost cutting; the continuing trend of reality programming which uses little of the Company's services; and the fact that there were fewer movies for television and fewer theatrical releases. The Company anticipates that these trends will continue through the first six months of 2002.

     For the three months ended December 31, 2001, the Company's gross profit decreased $1.1 million or 26.4%. The decrease in gross profit is the result of the decrease in revenues discussed above, net of a decrease in operating costs of $351,000. The decrease in operating costs is primarily the result of a decrease in labor cost of $203,000 and a reduction in rawstock expense of $103,000. Total operating costs, including depreciation and amortization, as a percentage of revenues for the three months ended December 31, 2001 were 67.4% compared with 61.6% for the same year-ago period.

     Income from operations decreased $1.3 million for the three months ended December 31, 2001 compared to the same period in 2000. The decrease in income from operations is the result of the sales decrease partially offset by decreased operating costs and an increase in SG&A expenses.

     Other income for the fourth quarter of 2001 decreased $30,000 or 48.4% from the fourth quarter of 2000. Other income is primarily interest income earned on cash balances and the decrease is the result of a decline in interest rates.

     Income tax expense for the fourth quarter 2001 increased $530,000 from the fourth quarter 2000. The increase is principally the result of an increase in the Company's effective tax rate in 2001. The increase in the Company's effective tax rate is the result of the full utilization of the Company's deferred tax benefit.

2000 Compared to 1999

     Revenues for the year ended December 31, 2000 increased to $33.1 million from $31.0 million for the year ended December 31, 1999, an increase of $2.1 million or 6.7%. The increase is primarily attributable to an increased demand for the Company's services. Revenues from the majority of services that the Company provides increased significantly while revenues from some services decreased. Revenue increases in television post-production services, which includes high definition services, digital compression services including digital video discs, and feature film mastering aggregated $3.1 million and were partially offset by decreased revenue from the following services: 1) The elimination of the Company's production rental services business in October 1999 reduced revenue by $68,000; 2) Revenues from laser disc services declined $203,000; 3) Revenues from Graphic Services declined $605,000 as a result of a lower demand for special effects from our customers; and 4) a decrease of $124,000 in Film Production Revenues reflects increased use by some customers of film formats that require a lower volume of film processing.

     For the year ended December 31, 2000, the Company recorded a gross profit of $9.2 million compared with $8.0 million for the same year-ago period, an increase of $1.2 million or 15.0%. The increase in gross profit is primarily the result of the increased sales volume discussed above, partially offset by an increase in depreciation expense, as discussed below.

     Operating costs, excluding depreciation and amortization for the year ended December 31, 2000, were $19.7 million versus $19.8 million for the year-ago period, a decrease of less than 1.0%. The decrease in operating costs is the result of reduced bad debt expense of $519,000 and reduced equipment maintenance and rental expense of $254,000 offset by increased labor cost of $427,000 and increased stock cost of $304,000. Depreciation and amortization expense for the year ended December 31, 2000 was $4.2 million compared to $3.3 million for the same year-ago period, an increase of $902,000 or 27.7%. The increase in depreciation and amortization expense is due to significant capital equipment expansion in the third and fourth quarters of 1999. Total operating costs, including depreciation and amortization, as a percentage of revenues for the year ended December 31, 2000, were 72.2% compared with 74.2% for the same year-ago period.

     SG&A expenses for the year ended December 31, 2000 were $4,648,000 as compared to $4,570,000 during the same year-ago period, an increase of 1.7%. The small increase in SG&A expenses is attributable to increased wages for non-operations staff of $86,000 and increased professional fees of $39,000, offset by a reduction in property tax expense of $107,000.

     Income from operations for the year ended December 31, 2000 was $4.5 million compared to $3.4 million for the same year-ago period, an increase of $1.1 million or 32.8%. The increase in income from operations is primarily the result of increased sales volume and decreased operating expenses, partially offset by increased SG&A expenses, as discussed above.

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

     As of December 31, 2000, the Company had recorded gross deferred tax assets of $3.8 million, a related valuation allowance of $879,000 and deferred tax liabilities of $2.4 million (see note 5 to the consolidated financial statements hereto). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management can not predict at December 31, 2000 that the Company will realize all of the benefits of these deductible differences. Based on these assessments, the valuation allowance was reduced in 2000 by $1.3 million and in 1999 by $2.2 million.

     As a consequence of the above factors, the Company reported net income of $3.5 million or $0.44 per diluted share in 2000 versus reported net income of $4.8 million or $0.62 per diluted share in 1999.


Matters Affecting Operations

     Some producers of television shows have begun to shoot their programs on videotape instead of film. If this practice continues and becomes more widespread the Company's revenue from film developing and film to tape transfer will decrease.

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in Composite Image Systems, LLC ("CIS"), to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company has given corporate guarantees regarding a lease obligation of the joint venture, CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease.

Liquidity and Capital Resources

     As of December 31, 2001, the Company and its subsidiaries are operating a credit facility with Merrill Lynch Business Financial Services. The maximum credit available under the facility is $11.0 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $5.0 million in equipment term loans. There was no outstanding balance under the revolving loan at December 31, 2001. The equipment term loans had a combined outstanding balance of $4.9 million at December 31, 2001. The revolving loan and the equipment term loans are payable monthly and bear interest at the 30-day dealer commercial paper rate plus 2.20% to 2.65%. The revolving loan is for a one-year term and can be renewed annually. The equipment term loans are for a five-year term. As of December 31, 2001, the Company had outstanding equipment loans and capital lease obligations of approximately $11.6 million with various lenders
(including the $4.9 million in equipment term loans, discussed above) in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 7.5% to 12.75% and the equipment term loans, as discussed above, bear interest at a variable interest rate. The Company's term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at December 31, 2001. The obligations are secured by the equipment financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. In addition, the Company has obligations under operating leases aggregating $2.7 million as of December 31, 2001.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's operating and capital requirements for fiscal 2002.


Recent Accounting Pronouncements

Accounting for Business Combinations and Goodwill and other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment in an annual basis. The Company is required to adopt Statement No. 142 effective January 1, 2002 and the Company anticipates that the adoption of this pronouncement will have no impact on the Company's financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Instruments. The Company does not invest, and during the year ended December 31, 2001 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "30 day dealer commercial paper rate" in the United States. The Company had borrowings of $4.9 million at December 31, 2001 under a term loan (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the term loan and revolving credit facility bear interest at the 30-day dealer commercial paper rate plus 2.20% to 2.65%.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, the amortized interest expense would change by approximately $45,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements for the Company and independent auditors' report therein are set forth on pages 15 through 35 incorporated herein. See Page 14 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES



                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule





Consolidated Financial Statements:

                                                                                                                       Page
     Independent Auditors' Report                                                                                       15
     Consolidated Balance Sheets - At December 31, 2001 and 2000                                                        16
     Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999                                   18
     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999                     19
     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999                               20
     Notes to Consolidated Financial Statements                                                                         22

     Consolidated Financial Statement Schedule - Valuation and Qualifying Accounts - Years Ended December 31,
     2001, 2000 and 1999                                                                                                35




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP











Los Angeles, California
March 1, 2002

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000






    Assets (note 4)                                                    2001                2000
                                                                -----------------    ----------------

Current assets:
    Cash and cash equivalents                                $       6,989,781    $       4,527,042

    Receivables:
      Trade                                                          4,693,891            6,440,675
      Other                                                            206,935              186,150
                                                                -----------------    ----------------
                                                                     4,900,826            6,626,825
      Less allowance for doubtful receivables                        1,097,174            1,286,995
                                                                -----------------    ----------------
                                                                     3,803,652            5,339,830
                                                                -----------------    ----------------

    Inventory                                                          268,493              274,635
    Prepaid expenses and other current assets                          699,310              499,911
    Deferred tax asset (note 5)                                        118,074              500,000
                                                                -----------------    ----------------

              Total current assets                                  11,879,310           11,141,418
                                                                -----------------    ----------------

Net property and equipment, at cost (note 3)                        19,204,407           18,457,816

Other assets, net                                                      200,531              824,082
                                                                -----------------    ----------------

                                                             $      31,284,248    $      30,423,316
                                                                =================    ================



                                                                                                                 (Continued)











See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                   (Continued)

    Liabilities and Stockholders' Equity                              2001                 2000
                                                                -----------------    -----------------

Current liabilities:
    Current installments of notes payable to bank and
      long-term debt (note 4)                                $       3,738,680    $       3,489,618
    Accounts payable                                                   487,451              316,449
    Accrued compensation expense                                       917,776              915,542
    Accrued expenses                                                   209,094              565,378
                                                                -----------------    -----------------

              Total current liabilities                              5,353,001            5,286,987
                                                                -----------------    -----------------

Notes payable to bank and long-term debt, less current
    installments (note 4)                                            7,878,227            7,934,387

Commitments and contingencies (note 8)

Stockholders' equity (notes 6 and 7):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         --                   --
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued 8,004,795 and 7,751,295 shares at
      December 31, 2001 and 2000, respectively                             800                  775
    Additional paid-in capital                                      20,363,901           19,936,156
    Accumulated deficit                                                (44,541)          (2,734,989)
    Treasury stock, at cost: 900,200 shares at
      December 31, 2001                                             (2,267,140)                  --
                                                                -----------------    -----------------

              Net stockholders' equity                              18,053,020           17,201,942
                                                                -----------------    -----------------

                                                             $      31,284,248    $      30,423,316
                                                                =================    =================








See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2001, 2000 and 1999




                                                             2001                 2000                  1999
                                                       ------------------   ------------------    ----------------

Revenues                                            $      33,647,167    $      33,058,293     $      30,991,155
                                                       ------------------   ------------------    ------------------

Direct operating costs and expenses:
    Direct                                                 20,512,506           19,721,320            19,753,055
    Depreciation                                            4,305,201            4,160,784             3,258,483
                                                       ------------------   ------------------    ------------------

           Total operating expenses                        24,817,707           23,882,104            23,011,538
                                                       ------------------   ------------------    ------------------

           Gross profit                                     8,829,460            9,176,189             7,979,617

Selling, general and administrative expenses                5,039,203            4,648,189             4,569,665
                                                       ------------------   ------------------    ------------------

           Income from operations                           3,790,257            4,528,000             3,409,952

Other income (expense):
    Interest expense                                         (981,309)          (1,240,562)           (1,241,356)
    Other income (note 10)                                    542,500              252,532             2,382,639
                                                       ------------------   ------------------    ------------------

           Income before income taxes                       3,351,448            3,539,970             4,551,235

Income taxes (benefit) (note 5)                               661,000               29,923              (285,000)
                                                       ------------------   ------------------    ------------------

           Net income                               $       2,690,448    $       3,510,047     $       4,836,235
                                                       ==================   ==================    ==================


Net income per share (basic)                        $            .36     $            .45      $            .65
                                                       ==================   ==================    ==================
Net income per share (diluted)                      $            .36     $            .44      $            .62
                                                       ==================   ==================    ==================

Weighted average shares outstanding (basic)                 7,384,095            7,725,693             7,491,148
                                                       ==================   ==================    ==================
Weighted average shares outstanding (diluted)               7,419,484            8,003,353             7,837,551
                                                       ==================   ==================    ==================





See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999




                                    Common Stock                                                 Treasury Stock
                             -------------------------                                   --------------------------
                                                         Additional                                                      Net
                               Number                      paid-in       Accumulated        Number                    stockholders'
                              of shares      Amount        capital         deficit        of shares      Amount         equity
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------
Balance at
December 31, 1998              7,222,575 $        722      19,792,737     (11,081,271)           --           --          8,712,188

Stock issuances                  432,071           43          53,219               --           --           --            127,262

Tax deduction for
non-qualified stock
options and warrants                 --            --          74,000               --           --           --                 --

Net income                           --            --            --          4,836,235           --           --          4,836,235
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Balance at
December 31, 1999              7,654,646 $        765      19,919,956      (6,245,036)           --           --         13,675,685
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Stock issuances                   96,649           10          16,200               --           --           --             16,210

Net income                           --            --            --          3,510,047           --           --          3,510,047
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Balance at
December 31, 2000              7,751,295 $        775      19,936,156      (2,734,989)           --           --         17,201,942
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Stock issuances                  253,500           25         250,745               --           --           --            250,770

Purchase of treasury stock           --            --            --                 --     (900,200)   (2,267,140)      (2,267,140)

Tax deduction for
non-qualified stock
options and warrants                 --            --         177,000               --           --           --            177,000

Net income                           --            --            --          2,690,448           --           --          2,690,448
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Balance at
December 31, 2001              8,004,795 $        800      20,363,901         (44,541)     (900,200)   (2,267,140)       18,053,020
                             ============  ===========   =============  ===============  ============ =============  ===============


See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999





                                                                          2001                2000                 1999
                                                                     ---------------     ---------------     -----------------

Cash flows from operating activities:
    Net income                                                    $       2,690,448  $        3,510,047  $          4,836,235
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation of property and equipment                          4,305,201           4,160,784             3,258,483
          Cancellation of capital lease obligation                               --                  --           (1,276,997)
          Provision for doubtful accounts receivable                        260,667             274,392               793,315
          Deferred income tax expense (benefit)                             381,926                  --             (500,000)
          Write-off of property and equipment                                    --              99,764                   264
          Gain on sale of plant, property and equipment                    (32,290)            (79,784)             (102,808)
          Other                                                             177,743                  --                74,076
          Change in assets and liabilities:
          Receivables                                                     1,275,512           (474,559)           (1,185,912)
          Inventory                                                           6,142            (47,823)              (10,656)
          Prepaid expenses and other current assets                       (199,399)            (15,444)                47,263
          Other assets                                                      623,551            (64,055)              (61,790)
                Accounts payable                                            171,002              19,115                28,685
                Accrued expenses                                          (354,050)               1,039               342,562
                Income taxes payable                                             --            (22,820)                 5,590
                                                                     ---------------     ---------------     -----------------

                       Net cash provided by operating activities $        9,306,453 $         7,360,656 $           6,248,310
                                                                     ---------------     ---------------     -----------------

Cash flows from investing activities:
    Cash purchases of property and equipment                            (1,805,072)           (601,648)           (2,313,187)
    Financed purchases of property and equipment                        (3,429,440)         (2,060,079)           (8,059,667)
                                                                     ---------------     ---------------     -----------------
         Total property and equipment acquired                          (5,234,512)         (2,661,727)          (10,372,854)

    Less proceeds borrowed under financing agreements                     3,429,440           2,060,079             8,059,667
                                                                     ---------------     ---------------     -----------------
         Net  cash purchases of property and equipment                  (1,805,072)           (601,648)           (2,313,187)

    Proceeds from disposal of property and equipment                        214,266           (605,084)               102,808
    Contribution to Composite Image Systems, LLC                                 --           (345,912)                  --
                                                                     ---------------     ---------------     -----------------

                           Net cash used in investing activities  $     (1,590,806) $       (1,552,644) $         (2,210,379)
                                                                     ---------------     ---------------     -----------------

                                                                                                                  (Continued)

                         LASER-PACIFIC MEDIA CORPORATION

                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                   (Continued)



                                                                             2001              2000              1999
                                                                        ----------------   --------------    --------------

Cash flows from financing activities:
    Repayments of notes payable to bank and
        long-term debt                                              $       (3,236,538) $    (3,695,587) $     (2,851,992)
    Net proceeds from stock issuance                                            250,770           16,210            53,262
    Purchase of treasury stock                                              (2,267,140)               --                --
                                                                        ----------------   --------------    --------------


                       Net cash used in financing activities        $       (5,252,908) $    (3,679,377) $     (2,798,730)
                                                                        ----------------   --------------    --------------

                   Net increase in cash and cash equivalents                  2,462,739        2,128,635         1,239,201


Cash and cash equivalents at beginning of year                                4,527,042        2,398,407         1,159,206
                                                                        ----------------   --------------    --------------

Cash and cash equivalents at end of year                            $         6,989,781 $      4,527,042 $       2,398,407
                                                                        ================   ==============    ==============

Supplementary disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                     $         1,086,000 $      1,198,000 $       1,176,000
       Income taxes                                                             214,000           71,000           182,000
                                                                        ================   ==============    ==============

Supplemental disclosure of noncash investing and financing activities:

The Company purchased property and equipment, financed through capital lease obligations, of $3,429,440, $2,060,079 and $8,059,667 during 2001, 2000 and
1999, respectively.

During 1999 the Company received cancellation of rental payments under a capital lease obligation, equipment upgrades and equipment in the amount of $2,187,000 related to a technology development agreement (note 10).


See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999





(1)    Nature of Business and Basis of Presentation

       Laser-Pacific Media Corporation provides a broad range of post-production services to the motion picture film and television industry.


(2)    Summary of Significant Accounting Policies

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Laser-Pacific Media Corporation and its subsidiaries (the "Company"). Accordingly, all significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments, primarily money market funds, purchased with original maturities of three months or less to be cash equivalents.

       Depreciation and Amortization

       Depreciation and amortization of property and equipment is computed by use of the straight-line method over the estimated useful lives of the related assets as follows:

         Buildings                             30 years
         Building improvements                 10 years
         Technical equipment                   7 years
         Furniture and fixtures                5 years
         Automobiles                           4 years
         Leasehold improvements                Remaining life of the lease plus
                                               options to renew or 10 years,
                                               whichever is shorter.


       Replacements of equipment components are amortized over 18 months.

       Inventory

       Inventory consists primarily of tape stock and is valued at the lower of cost (determined on the first-in, first-out basis) or market (net realizable value).

       Other Assets

       Other assets at December 31, 2001 consist primarily of security and utility deposits. Other assets at December 31, 2000 consist primarily of security and utility deposits and the Company's investment in Composite Image Systems, LLC.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)


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

       The Company's primary customers are the major motion picture and television studios and production companies. The Company's ten largest customers accounted for approximately 70%, 66% and 72% of total revenue in 2001, 2000 and 1999, respectively. During 2001 three customers each accounted for more than 10% of the Company's total revenue. One customer accounted for 10%, another customer for 11%, and another customer was responsible for 12% of the Company's total revenue for the year ended December 31, 2001. During 2000 three customers each accounted for more than 10% of the Company's total revenue for the year. Two customers accounted for 10% each and another customer was responsible for 12% of the Company's total revenue for the year ended December 31, 2000. During 1999 two customers each accounted for 13% of the Company's total revenue for the year ended December 31, 1999.

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)




       Comprehensive Income

       Comprehensive income is the total of net income and all other non-owner changes in equity. The Company does not have any transactions or other economic events that qualify as comprehensive income. As such, net income represented comprehensive income for each of the years in the three year period ended December 31, 2001.

       Disclosures about Segments of an Enterprise

       Under the management approach of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Company operates in one business segment - post-production services.

       Earnings per Common Share

       The Company presents basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

       The reconciliation of basic and diluted weighted average shares is as follows:


                                                                                      Years ended December 31,
                                                                        2001                   2000                  1999
                                                                  ------------------    -------------------    -----------------

       Net income                                               $          2,690,448  $           3,510,047  $         4,836,235
                                                                  ------------------    -------------------    -----------------


       Weighted average shares used in basic computation                   7,384,095              7,725,693            7,491,148
       Dilutive stock options and warrants                                    35,389                277,660              346,403
                                                                  ------------------    -------------------    -----------------
       Weighted average shares used in diluted computation                 7,419,484              8,003,353            7,837,551
                                                                  ==================    ===================    =================



       Options and warrants to purchase shares of common stock at prices ranging from $3.26 to $9.94 were outstanding at December 31, 2001, 2000, and 1999, in the amounts of 212,000, 0 and 325,000 respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater that the average market price of a common share.

       Reclassifications

       The Company has reclassified amounts from 2000 and 1999 to conform to current year presentation.

                         LASER-PACIFIC MEDIA CORPORATION

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(3)    Property and Equipment

       Property and equipment is comprised of the following:

                                                             2001                   2000
                                                       ------------------    --------------------

Land                                                $         400,000     $         400,000
Buildings and improvements                                  3,346,014             2,879,961
Technical equipment                                        37,801,344            33,997,661
Furniture and fixtures                                      1,164,331               872,088
Automobiles                                                    91,602               102,832
Leasehold improvements                                        485,051               881,379
                                                       ------------------    --------------------

Less accumulated depreciation                              43,288,342            39,133,921
and amortization                                           24,083,935            20,676,105
                                                       ------------------    --------------------

                                                    $      19,204,407     $      18,457,816
                                                       ==================    ====================

The Company leases technical equipment under capital leases expiring through 2005. Equipment under capital leases aggregated $13,603,399 and $14,768,007 and related accumulated depreciation aggregated $5,453,449 and $4,025,341 at December 31, 2001 and 2000, respectively.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(4)    Notes Payable to Bank and Long-Term Debt

       Notes payable to bank and long-term debt are summarized as follows:

                                                                                       2001                2000
                                                                                  ----------------   ------------------
      Term notes payable to bank were under  $4,000,000  and  $1,000,000       $       4,883,333  $              --
      credit  agreements,  secured by eligible  property  and  equipment,  as defined,  payable in twelve  monthly  installments  per year at $83,333 plus  interest  at the 30-day  dealer  commercial  paper rate (1.77% at
      December 31, 2001) plus 2.20% and 2.65%,  respectively,  through  2006.
      Additionally, $6.0 million is available under a revolving loan, which expires on May 31, 2002, subject to renewal annually.



      Term notes payable to bank were under a $9,000,000 credit agreement, secured by eligible accounts receivable, inventory, and property and equipment, as defined, payable in nine monthly installments per year of
      $81,000 plus interest at 9.5% through August 3, 2003. This loan
      was replaced in May 2001 with the credited facility outlined above.                     --          1,939,183

      Capital lease obligations (note 8)                                               6,733,574          9,484,822
                                                                                  ----------------   ------------------
                                                                                      11,616,907         11,424,005
      Less current installments                                                        3,738,680          3,489,618
                                                                                  ----------------   ------------------

                                                                               $       7,878,227  $       7,934,387
                                                                                  ================   ==================




       The Company's term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at December 31, 2001. The aggregate future maturities of notes payable to bank and long-term debt exclusive of capital lease obligations are summarized as follows:



          December 31:
              2002                $       1,000,000
              2003                        1,000,000
              2004                        1,000,000
              2005                        1,000,000
              2006                          883,333
                                     -----------------
                                  $       4,883,333
                                     =================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(5)    Income Taxes

       A summary of income tax expense (benefit) is as follows:



                                     2001                 2000                1999
                               -----------------    -----------------    ----------------
Current:
    Federal                 $         153,000    $          57,000    $          70,000
    State                             126,000              (27,000)             145,000
                               -----------------    -----------------    ----------------
Total                                 279,000               30,000              215,000
Deferred:
    Federal                           284,000                   --             (425,000)
    State                              98,000                   --              (75,000)
                               -----------------    -----------------    ----------------
Total                                 382,000                   --             (500,000)
                               -----------------    -----------------    ----------------

Total expense (benefit)     $         661,000    $          30,000    $        (285,000)
                               =================    =================    ================







       The provision for income taxes at the Company's effective tax rate differed from the U.S. Federal tax rate as follows:

                                                      2001                 2000                 1999
                                                -----------------    -----------------    -----------------
Federal income tax expense at "expected
    rate"                                    $       1,139,000    $       1,203,000    $       1,547,000
State taxes, net of Federal effect                     196,000              216,000              278,000
Nondeductible expenses                                  (7,000)              12,000               37,000
Expiration of income tax credits                       212,000              (72,000)                  --

Change in valuation allowance for deferred
    tax assets                                        (879,000)          (1,315,000)          (2,173,000)
Other                                                       --              (14,000)              26,000
                                                -----------------    -----------------    -----------------
Income tax expense (benefit)                 $         661,000    $          30,000    $        (285,000)
                                                =================    =================    =================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(5)    Income Taxes (continued)

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 is presented below:

                                                                         2001                 2000
                                                                   ------------------   -----------------
       Deferred tax assets and liabilities:
         Net operating loss carryforwards                         $       2,089,000    $       2,451,000
         Income tax credit carryforwards                                    268,000              536,000
         Vacation pay                                                       160,000              169,000
         Reserve for bad debts                                              437,000              516,000
         Other                                                               86,000               80,000
                                                                   ------------------   -----------------
         Total gross deferred tax assets                                  3,040,000            3,752,000
         Less valuation allowance                                                --              879,000
                                                                   ------------------   -----------------

           Deferred tax assets                                            3,040,000            2,873,000
           Deferred tax liabilities - property and equipment             (2,922,000)          (2,373,000)
                                                                   ------------------   -----------------

           Net deferred tax assets                                $         118,000    $         500,000
                                                                   ==================   =================





       At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $6,144,000 that expire principally from 2004 through 2012. The Company also has approximately $268,000 of tax credits carryforwards, expiring through 2004.

       The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently believes it is more likely than not the Company will realize all of the benefits of these deductible differences, accordingly, as of December 31, 2001, no valuation allowance has been recorded for net deferred tax assets.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(6)    Stockholders' Equity

       Warrants

       In July 2001, 35 Lake Avenue, a California limited partnership in which James R. Parks, the Company's Chief Executive Officer is a partner, exercised warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00. The warrants originally were issued during 1997 in connection with a short-term debt financing arrangement.

       During 1999, the Company issued 137,584 shares of common stock to its principal lender through the exercise of warrants previously granted. The related warrants were issued in connection with the initiation and renewal of a loan. The warrants were valued and recorded as debt issuance costs at the time of issuance.

       Preferred Stock Purchase Rights

       On January 9, 2001, the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right for each share of common stock, par value $.0001 per share, of the Company (the "Common Shares"). The dividend was payable on January 24, 2001 the "Record Date" to the holders of record of Common Shares as of the close of business on such date.

       These Rights only become exercisable on the Distribution Date. The Distribution Date would follow the announcement that any person or entity (with certain exceptions) had acquired 20% or more of the voting shares of the Company. Any outstanding Rights shall expire on January 9, 2011, unless earlier redeemed or exchanged. The Rights may be exercised through the purchase of Preferred Shares, purchase of Common Shares or the right to purchase common stock of a successor Company, all as defined in the underlying agreement.

       Treasury Stock

       In June 2001, the Company purchased 825,200 shares of its common stock in a private transaction for $2,063,000.

       Stock Repurchase Plan

       In November 2001, the Company announced that it would commence a stock repurchase program. The Board of Directors authorized the Company to allocate up to $2,000,000 to purchase its common stock at suitable market prices through November 1, 2002.
       Under the stock repurchase program, the Company may purchase outstanding shares in such amounts and at such times and prices determined at the sole discretion of management. The funds for the stock repurchases were provided by cash balances. There is no assurance that the Company will repurchase the entire $2,000,000 of common stock. In November 2001, the Company purchased 75,000 shares of its common stock on the open market for $204,140.


(7)    Stock-based Compensation and Other Option Grants

       The Company's 1997 incentive stock option plan, as amended, provides for grants of 1,000,000 of incentive or nonqualified stock options to officers, directors and key employees at exercise prices equal to or greater than the fair value of the Company's common stock at the date of grant. Options currently expire no later than 10 years from the grant date and are generally vested at date of grant. 296,050 options outstanding under the plan are vested and 60,000 options outstanding under the plan are not vested at December 31, 2001.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(7)    Stock-based Compensation and Other Option Grants (continued)

       Activity under the plan for the years ended December 31, 2001, 2000 and 1999 follows:

                                                        Number of shares        Weighted average      Options exercisable
                                                                                 exercise price
                                                       --------------------   ---------------------   --------------------
      Shares under option at December 31, 1998                461,381      $               0.57              461,381

      Granted                                                 325,000                      9.94
      Exercised                                              (294,487)                     0.22
      Expired and cancelled                                    (3,713)                     0.22
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 1999                488,181                      7.02              488,181

      Granted                                                 237,000                      4.01
      Exercised                                               (96,649)                     1.90
      Expired and cancelled                                  (313,982)                     9.81
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 2000                314,550                      3.41              264,550

      Granted                                                  45,000                      3.50
      Exercised                                                (3,500)                     0.22
      Expired and cancelled                                        --                       --
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 2001                356,050      $               3.43              296,050
                                                       ====================   =====================   ====================


       The following table summarizes information about options outstanding under the plan at December 31, 2001:

                                                                            Outstanding Options
                                ------------------------------------------------------------------------------------------
                                                                               Remaining weighted
                                                                              average contractual
                                       Options               Options                    life           Weighted average
                                      outstanding        outstanding and               (in                 exercise
                                                           exercisable                years)                 price
                                --------------------   --------------------   ---------------------   --------------------

                                        17,900                 17,900                      6.00    $               0.22
                                        20,000                 20,000                      5.80                    1.78
                                        10,000                 10,000                      9.30                    2.13
                                        36,150                 36,150                      0.80                    2.50
                                        20,000                 20,000                      9.50                    3.26
                                        20,000                 20,000                      5.30                    4.13
                                       217,000                167,000                      8.30                    4.13
                                        15,000                  5,000                      9.70                    5.25
                                --------------------   --------------------   ---------------------   --------------------
                                       356,050                296,050                      7.00    $               3.43
      Total
                                ====================   ====================   =====================   ====================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)




       Pro Forma Information

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying consolidated statements of income because the exercise price equaled or exceeded the fair value of the underlying common stock at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with SFAS No. 123, the Company's recorded and pro forma net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                                                              Year ended December 31,
                                                          ----------------------------------------------------------------
                                                                 2001                   2000                  1999
                                                          --------------------    ------------------    ------------------
      Net income:
           As reported                                 $       2,690,448       $       3,510,047     $       4,836,235
           Pro forma                                           2,586,598               2,820,997             4,738,735
                                                          ====================    ==================    ==================

      Basic net income per share:
           As reported                                 $             .36       $             .45     $             .65
           Pro forma                                                 .35                     .37                   .63

      Diluted net income per share:
           As reported                                 $             .36       $             .44     $             .62
           Pro forma                                                 .35                     .35                   .60
                                                          ====================    ==================    ==================




       Fair value of common stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 2001                 2000                 1999
                                                           -----------------    -----------------    -----------------

       Expected life (in years)                                      10.00                10.00                10.00
       Risk-free interest rate                                    3.33-4.19                4.50                 6.25
       Volatility                                                     1.06              .78-1.22                 .60
       Dividend yield                                                  --                   --                   --
       Fair value - grant date                                    1.97-4.83            1.47-3.95                 .30


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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





 (8)   Commitments and Contingencies

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

       The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases, principally facility leases, are as follows:



                                                                      Capital leases        Operating leases
         Year ending December 31:
              2002                                              $       3,168,421    $         646,935
              2003                                                      2,579,180              635,750
              2004                                                      1,530,865              652,148
              2005                                                        322,165              670,821
              2006                                                             --              143,709
                                                                   ------------------   ----------------------

           Total minimum lease payments                                 7,600,631            2,749,363
                                                                                        ======================

    Less amount representing interest                                     867,057
                                                                   ------------------

           Present value of minimum lease payments              $       6,733,574
                                                                   ==================


       Rent expense amounted to $954,686, $834,759 and $884,209 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





 (8)   Commitments and Contingencies (continued)

       Contingencies

       On July 9, 2001, the Company entered into an agreement with its joint venture partner in Composite Image Systems, LLC ("CIS"), to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company has given corporate guarantees regarding a lease obligation of the joint venture, CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease.


 (9)   Benefit Plan

       The Company has a defined contribution Profit Sharing 401(k) Savings Plan that covers substantially all of its employees. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service (IRS) limitations, by making voluntary contributions to the plan. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees, but may not exceed 4% of an employee's compensation. For the years ended December 31, 2001, 2000 and 1999 the Company did not contribute to the plan on behalf of its employees.


(10)   Other Income

       Other income in 2001 consists of income recognized in connection with a research and development collaboration agreement of $193,000, income from a gain on the sale of the Company's interest in CIS of $83,000 discussed above, and interest income earned from cash balances. Other income in 2000 consists primarily of interest earned from cash balances. During 1999, the Company entered into a collaboration agreement (the Agreement) with a major equipment manufacturer and supplier. Under the agreement, the Company provided research, development and engineering services related to the development of technical equipment used in connection with high definition post-production. In consideration for services provided, the Company received replacement equipment, discounts on the purchase of equipment and the cancellation of rental payments under a capital lease obligation due to the supplier. The Company recorded other income of $2,187,000 pursuant to this agreement.


(11)   Related Party Transactions

        James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is an executive director of CBIZ Southern California Inc,
        (CBIZ) formerly known as Parks, Palmer Business Services, Inc. CBIZ provides tax accounting and management consulting services to the Company. CBIZ charges were approximately $83,000, $77,000, and $55,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

        The Company performed services on a movie produced by Local Boys, LLC from September 2001 through February 2002. James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is a member of Local Boys, LLC and an executive producer for the movie. Fees for services were billed at the Company's standard rates and the total amount billed for services during that period was $189,000. As of March 20, 2002, $145,000 of the total amount billed was outstanding.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(11)   Related Party Transactions (continued)

       In July 2001, 35 Lake Avenue, a California limited partnership in which James R. Parks, the Company's Chief Executive Officer is a partner, exercised warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00. The warrants originally were issued during 1997 in connection with a short-term debt financing arrangement.

       In April 2001, the Company engaged Gerard Klauer Mattison & Co., Inc., as it's financial advisor. David Merritt, a director of the Company is a member of that firm. Fees of $75,000 were paid to Gerard Klauer Mattison & Co., Inc for services during the year-ended December 31, 2001.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES




                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000 and 1999




           Column A                     Column B                 Column C                  Column D                  Column E
-------------------------------    --------------------     --------------------      -------------------      ---------------------
                                       Balance at
                                      beginning of            Charged to costs            Deductions             Balance at end
Description                             period                  and expenses            write-offs (1)              of period
-------------------------------    --------------------     --------------------      -------------------      ---------------------

Allowance for bad debts:
     1999                          $  1,044,000                   793,000                   (465,000)               1,372,000
                                   ====================     ====================      ===================      =====================

     2000                          $  1,372,000                   274,000                   (359,000)               1,287,000
                                   ====================     ====================      ===================      =====================

     2001                          $  1,287,000                   261,000                   (451,000)               1,097,000
                                   ====================     ====================      ===================      =====================


(1) Uncollectible accounts written off, net of recoveries.

                                    PART III

     All references in this Part III to the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders are exclusive of the information set forth under the captions "Report of the Board of Directors on Executive Compensation," "Audit Committee Report" and "Stock Performance Graph and Table" therein.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, for the limited purpose of providing the information necessary to comply with this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, for the limited purpose of providing the information necessary to comply with this item.

Item 12.  Security Ownership of Certain Beneficial Owners AND MANAGEMENT

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, for the limited purpose of providing the information necessary to comply with this item.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, for the limited purpose of providing the information necessary to comply with this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

         1 and 2. Financial Statements and Financial Statement Schedule:
                  The financial statements and financial statement schedule are listed in the accompanying index to the Consolidated Financial Statements on page 14 of the Form 10-K. The financial statements indicated on the index appearing on page 14 hereof are incorporated herein by reference.

         3. Exhibits: The exhibits are listed on the accompanying index to exhibits and are incorporated herein by referenc or are filed as part of this Form 10-K.

         3.1      Certificate of Incorporation of the Company. (1)
         3.2 Certificate of Amendment to Certificate of Incorporation of the Company, filed August 29, 1990. (2)
         3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed August 14, 1991. (3)
         3.4      Amended and Restated By-Laws of the Company. (13)
         4.1      Form of Common Stock Certificate. (2)
         4.2 Rights Agreement, dated as of January 12, 2001, between the Company and U.S. Stock Transfer Corporation, as
                  Rights Agent. (12)
         4.3 Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock. (12)
         10.1     1990 Stock Option Plan. (1)
         10.2     1997 Stock Option Plan.  (7)
         10.3     Amended 1997 Stock Option Plan. (10)
         10.5 Employment Agreement, dated as of May 15, 1990, between the Company and Emory Cohen. (1)
         10.8     CIT Credit Agreement signed on August 3, 1992. (4)
         10.8A    Amended Loan Agreement, between CIT and the Company, dated as of April 12, 1995. (5)
         10.8B    Amended Loan Agreement, between CIT and the Company, dated as of April 10, 1997. (6)
         10.8C    Amended Loan Agreement, between CIT and the Company, dated as of June 15, 1998. (9)
         10.8D    Amended Loan Agreement, between CIT and the Company, dated as of June 7, 1999. (11)
         10.14    Bank of America Amended Loan Agreement, dated as of
                  February 29, 1996. (5)
         10.14A   Bank of America Settlement Agreement, dated as of
                  December 2, 1998. (9)
         10.15    Employment Agreement, dated as of July 24, 1995, between
                  the Company and Randolph Blim. (5)
         10.18    Sale of Subsidiary (PVC). (8)
         10.19    Employment Agreement, dated as of August 1, 1999, between
                  the Company and Robert McClain. (11)
         10.20 Lease Agreement, dated as of February 7, 2001, by and between the Company and Morton La Kretz, Trustee of the Crossroads Trust, UTD April 28, 1982. (13)
         10.21    Lease Agreement, dated as of March 1, 2001, by and between the Company and NTA Partners. (13)
         10.22 Term Loan and Security Agreement (including all other related loan documents), as amended, dated as of June 5, 2001, between the Company and Merrill Lynch Business Financial Services, Inc. (14)
         10.23 Lease Agreement, dated April 1, 2001 by and between the Company and Melba Investments, LLC. (15)
         21.1     List of Subsidiaries. (3)
         23.1     Consent of KPMG LLP, Independent Public Accountants.  (15)

         (1) Previously filed on June 7, 1991, with the Company's Registration Statement on Form S-1 and incorporated by reference hereto (File No. 33-41085).
         (2) Previously filed on July 23, 1991, with the Company's Registration Statement on Form S-1 and incorporated by reference hereto (File No. 33-41085).
         (3)      Previously filed on April 10, 1992 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (4)      Previously filed on August 12, 1992 with the Company's
                  Form 10-Q and incorporated by reference hereto.
         (5) Previously filed on April 14, 1996 with the Company's Form 10-K and incorporated by reference hereto.
         (6)      Previously filed on April 14, 1997 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (7)      Previously filed on December 16, 1997 with the Company's
                  Form S-8 and incorporated by reference hereto.
         (8)      Previously filed on June 2, 1998 with the Company's
                  Form 8-K and incorporated by reference hereto.
         (9)      Previously filed on March 29, 1999 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (10)     Previously filed on October 15, 1999 with the Company's
                  Form S-8 and incorporated by reference hereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K (Continued)


         (11)     Previously filed on March 30, 2000 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (12)     Previously filed on January 19, 2001 with the Company's
                  Form 8-K and incorporated by reference hereto.
         (13)     Previously filed on March 29, 2001 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (14) Previously filed on August 8, 2001 with the Company's Form 10-Q and incorporated by reference hereto.
         (15)     Filed herewith.




 (b)     Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 2002.

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




   Signatures                    Title                               Date

/s/ James R. Parks
James R. Parks            Chairman of the Board and              March 21, 2002
                           Chief Executive Officer
                        (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen          President, Chief Operating
                            Officer and Director                 March 21, 2002


/s/ Robert McClain
Robert McClain          Vice President, Chief Financial
                         Officer and Corporate Secretary
                   (Principal Financial and Accounting Officer)  March 21, 2002


/s/ Thomas D. Gordon
Thomas D. Gordon                   Director                      March 21, 2002


/s/ Craig A. Jacobson
Craig A. Jacobson                  Director                      March 21, 2002


/s/ David C. Merritt
David C. Merritt                   Director                      March 21, 2002