Form 10-K/A
period 2001-12-31
LASER PACIFIC MEDIA CORP
filed 2002-05-20
CIK 875738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

Explanatory Note

     This Amendment No. 1 to Form 10-K/A ("Form 10-K/A") amends Items 6, 7 and 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including the consolidated financial statements therein, that was originally filed on March 27, 2002 (the "Original Filing"). Subsequent to the Original Filing, the Company received a sales tax assessment notice. The circumstances pertaining to this assessment are described in greater detail under "Liquidity and Capital Resources" in Item 7 herein and note 6 to the consolidated financial statements. The assessment includes interest and penalties and relates to both current and prior periods. The annual impact of the assessment on each prior period is not material to the Company's Consolidated Statements of Income or Consolidated Balance Sheets. The cumulative net impact of the assessment on prior periods, extending back to fiscal 1989, has been reflected in accumulated deficit at December 31, 1998, and in all subsequent periods. As of December 31, 1998, accumulated deficit was increased by $307,617 net of income tax benefit of $171,000. The additional interest expense of $182,000 and related income tax benefit of $73,000 for the three year period ended December 31, 2001, collectively decreasing net income by $109,000 ($0.01 per share), have been reflected in the consolidated statements of income for the quarter and year ended December 31, 2001 and are not material to the Company's results of operations. The net adjustment, for all periods, to accumulated deficit at December 31, 2001 is an increase of $416,899, net of income tax benefit.

Restatement of Financial Statements

     The consolidated financial statements and financial statement schedule included in this Form 10-K/A have been restated to give effect to the assessment discussed under "Liquidity and Capital Resources" in Item 7. Except for financial statement information and related disclosures that are specifically related to the restatement and except as described above under "Explanatory Note," all information contained in this report and the Original Filing is stated as of the date of the Original Filing.

                               Table of Contents


Part I                                                                                                            Page

Item 1.      Business                                                                                                1
Item 2.      Properties                                                                                              3
Item 3.      Legal Proceedings                                                                                       3
Item 4.      Submission of Matters to a Vote of Security Holders                                                     3

Part II

Item 5.      Market for Registrant's Common Stock and Related Security Holder Matters                                4
Item 6.      Selected Financial Data                                                                                 5
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   7
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                             13
Item 8.      Financial Statements and Supplementary Data                                                            13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   13

Part III

Item 10.     Directors and Executive Officers of the Registrant                                                     37
Item 11.     Executive Compensation                                                                                 37
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                         37
Item 13.     Certain Relationships and Related Transactions                                                         37

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                       38

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "LPAC." The following table reflects the range of high and low intra-day selling prices of the Company's common stock by quarter for 2001 and 2000. This information is based on intra-day selling prices as reported by the Nasdaq National Market.


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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years. Certain selected financial data presented have been restated. See note 6 to the consolidated financial statements for information regarding the restatement of the consolidated financial statements.


                                                        (In thousands except for per share data.)

                                                           2001          2000           1999             1998            1997
                                                           ----          ----           ----             ----            ----
                                                     (Restated)    (Restated)     (Restated)       (Restated)      (Restated)
Statement of Operations Data:
 Revenues............................                  $33,647       $33,058        $30,991          $30,699         $28,291
 Operating expenses:
  Direct.............................                   20,513        19,721         19,753           19,183          18,343
  Depreciation and amortization......                    4,305         4,161          3,258            3,572           4,207
                                                 ---------------  ------------  -------------   --------------  --------------
                                                         24,818        23,882         23,012           22,755          22,550
                                                 ---------------  ------------  -------------   --------------  --------------
 Gross profit........................                     8,829         9,176          7,980            7,944           5,741
 Selling, general and administrative
 expenses............................                     5,039         4,648          4,570            4,616           4,279
                                                 ---------------  ------------  -------------   --------------  --------------
 Income from operations..............                     3,790         4,528          3,410            3,328           1,461
 Interest expense....................                    (1,163)       (1,241)        (1,241)          (1,288)         (1,563)
 Gain on sale of subsidiary..........                       ---           ---            ---              875             ---
 Other income........................                       543           253          2,382              114              41
 Minority interest...................                       ---           ---            ---              ---             (54)
 Income tax expense (benefit)........                       588            30           (285)             109             232
                                                 ---------------  ------------  -------------   --------------  --------------
 Net income (loss)...................                    $2,581        $3,510         $4,836           $2,920           ($347)
                                                 ===============  ============  =============   ==============  ==============



Net income (loss) per share (basic)............           $0.35         $0.45          $0.65            $0.41         ($0.05)
                                                 ---------------  ------------  -------------   --------------  --------------

Net income (loss) per share (diluted)..........           $0.35         $0.44          $0.62            $0.39         ($0.05)
                                                 ---------------  ------------  -------------   --------------  --------------

Weighted average shares outstanding (basic)....           7,384         7,726          7,491            7,163           7,128
                                                 ===============  ============  =============   ==============  ==============

Weighted average shares outstanding (diluted)..           7,419         8,003          7,838            7,510           7,128
                                                 ===============  ============  =============   ==============  ==============


Balance Sheet Data:

 Working capital (deficiency)........                    $6,109        $5,547         $2,923           $2,461        ($2,332)
 Total  assets.......................                    31,528        30,594         29,668           20,397          22,488
 Current installments of notes payable,
  notes payable to related parties, and
  long-term debt.....................                     3,739         3,490          3,718            2,462           5,894
 Long-term debt, excluding current
  installments.......................                     7,878         7,934         10,303            7,629           8,139
 Net stockholders' equity.............                   17,636        16,894         13,368            8,405           5,465


Quarterly Financial Information

     The following table summarizes unaudited selected financial data of the Company and its consolidated subsidiaries for each quarter of the last two fiscal years:




                                                                                 2001
                                          -----------------------------------------------------------------------------------
                                             December 31          September 30            June 30              March 31
                                          ------------------   -------------------   ------------------   -------------------
                                              (Restated)
 Revenues                              $       9,283,000    $       6,857,000     $       7,581,000    $       9,927,000

 Income (loss) from operations                 1,534,000             (125,000)              457,000            1,924,000

 Net income                                      734,000              375,000               101,000            1,371,000

 Net income per share basic            $            0.10     $           0.05      $           0.01     $           0.18
                                          ==================   ===================   ==================   ===================

 Net income per share diluted          $            0.10     $           0.05      $           0.01     $           0.17
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
                                          ==================   ===================   ==================   ===================


     The unaudited selected financial data of the Company and its consolidated subsidiaries for the quarter ended December 31, 2001 has been restated. The impact of the restatement is to decrease net income by $109,000. See note 6 to the consolidated financial statements for information regarding the restatement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has restated its previously issued consolidated financial statements. See note 6 to the consolidated financial statements for information regarding the restatement. Accordingly, certain amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted.


Critical Accounting Policies

         Laser Pacific Media Corporation's critical accounting policies are as follows:

     o        Depreciation and amortization of property and equipment,

     o        Valuation of long-lived assets, and

     o        Accounting for income taxes.

Depreciation and Amortization of Property and Equipment

     The Company, a capital-intensive enterprise, depreciates and amortizes property and equipment on a straight-line basis over the estimated useful life of the related assets. Significant management judgment is required to determine the useful lives of the assets. Should the useful lives of the assets be revised, the impact on its results of operations could be material.

Valuation of Long-Lived Assets

     The Company periodically assesses the impairment of its long-lived assets, which requires it to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the following events or changes in circumstances:

     o The asset's ability to continue to generate income from operations and positive cash flow in future periods;

     o Significant changes in strategic business objectives and utilization of the assets; or

     o        The impact of significant negative industry or economic trends.

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

     The Company's effective tax rate in 2001 was 18.6%, principally resulting from the elimination of valuation allowances of $879,000. The Company's estimated tax rate for 2002 is 40%. This rate is subject to ongoing review and evaluation by management.

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

     Interest expense for the year ended December 31, 2001 was $1,163,000 compared to $1,241,000 for the same year-ago period, a decrease of $78,000. The decrease in interest expense is primarily due to lower interest rates on borrowings offset by the additional interest expense related to the sales tax assessment described under "Liquidity and Capital Resources" in Item 7 hereto.

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

     Income tax expense amounted to $588,000 in 2001 as compared to $30,000 in 2000. The effective tax rate was 18.6% in 2001 and 8.5% in 2000. The Company's effective tax rate differed from the statutory U.S. Federal tax rate of 34% in 2001 principally from the elimination of a valuation allowance for deferred tax assets of $879,000. When a threatened strike by the writers and actors did not materialize, the Company determined that it was more likely than not that all deferred tax assets would be realized and eliminated the valuation allowance established in prior years. The 2000 income tax expense is comprised of U.S. Federal income tax of $57,000 and state income tax benefit in the amount of $27,000. In fiscal 2000, U.S. Federal income tax is primarily composed of alternative minimum tax. The state income tax benefit is the result of utilization of state tax credits. The Company anticipates that the combined Federal and state effective tax rate for 2002 will be 40% (see note 5 to the consolidated financial statements hereto).

         As a consequence of the above factors, the Company reported net income of $2.6 million or $0.35 per diluted share in 2001 versus reported net income of $3.5 million or $0.44 per diluted share in 2000.

Fourth Quarter 2001

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for the fourth quarters ended December 31, 2001 and December 31, 2000.

                                           Three Months ended December 31,                   Increase (Decrease)
                                             2001                  2000                 Dollars               Percent
                                          (Restated)

Revenues                           $         9,283,000      $       10,721,000  $       (1,438,000)               (13.4%)

Operating expenses                           6,253,000               6,604,000            (351,000)                (5.3%)

Gross profit                                 3,030,000               4,117,000           (1,087,00)               (26.4%)

SG&A expenses                                1,496,000               1,260,000             236,000                 18.7%
                                          ---------------      ------------------
Income from operations                       1,534,000               2,857,000          (1,323,000)               (46.3%)

Interest expense                               389,000                 246,000             143,000                 58.6%

Other income                                    32,000                  62,000             (30,000)               (48.4%)
                                          ---------------      ------------------
Income before taxes                          1,177,000               2,673,000          (1,496,000)               (56.0%)

Income tax expense (benefit)                   443,000                (14,000)             457,000              3,412.9%
                                          ---------------      ------------------
Net income                         $           734,000      $        2,687,000  $       (1,953,000)               (72.7%)
                                          ===============      ==================


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

     Interest expense for the fourth quarter of 2001 increased $143,000 or 58.6% from the fourth quarter of 2000. The increase in interest expense is primarily the result of additional interest expense related to the sales tax assessment described under "Liquidity and Capital Resources" in Item 7 hereto.

     Other income for the fourth quarter of 2001 decreased $30,000 or 48.4% from the fourth quarter of 2000. Other income is primarily interest income earned on cash balances and the decrease is the result of a decline in interest rates.

     Income tax expense for the fourth quarter of 2001 increased $457,000 from the fourth quarter of 2000. The increase is the result of an increase in the Company's effective tax rate in 2001.


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

     As of December 31, 2000, the Company had recorded gross deferred tax assets of $3.9 million, a related valuation allowance of $879,000 and deferred tax liabilities of $2.4 million (see note 5 to the consolidated financial statements hereto). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management can not predict at December 31, 2000 that the Company will realize all of the benefits of these deductible differences. Based on these assessments, the valuation allowance was reduced in 2000 by $1.3 million and in 1999 by $2.2 million.

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


Liquidity and Capital Resources

     As of December 31, 2001, the Company and its subsidiaries are operating a credit facility with Merrill Lynch Business Financial Services. The maximum credit available under the facility is $11.0 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $5.0 million in equipment term loans. There was no outstanding balance under the revolving loan at December 31, 2001. The equipment term loans had a combined outstanding balance of $4.9 million at December 31, 2001. The revolving loan and the equipment term loans are payable monthly and bear interest at the 30-day dealer commercial paper rate plus 2.20% to 2.65%. The revolving loan is for a one-year term and can be renewed annually. The equipment term loans are for a five-year term. As of December 31, 2001, the Company had outstanding equipment loans and capital lease obligations of approximately $11.6 million with various lenders
(including the $4.9 million in equipment term loans discussed above) in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 7.5% to 12.75% and the equipment term loans, as discussed above, bear interest at a variable interest rate. The Company's term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at December 31, 2001. The obligations are secured by the equipment financed. The equipment was acquired to expand the Company's capabilities and to support the increasing demand for the Company's services. In addition, the Company has obligations under operating leases aggregating $2.7 million as of December 31, 2001.

     In April 2002, the Great American Food Corporation, formerly known as Laser Edit East, Inc., an insolvent subsidiary of the Company, received a collection notice from the New York State Department of Taxation and Finance. The sales tax liability assessed to Laser Edit East, Inc. as of December 31, 2001 is $187,565, with the addition of statutory interest and penalties of $473,274 the total liability is $660,839. The sales tax was assessed for the periods March 1, 1989 to August 31, 1991 and June 1, 1992 to May 31, 1994. When the sales tax was originally assessed, Laser Edit East, Inc. appealed the assessment. The appeal was denied and a determination was issued in June 1997. At that time, Laser Edit East, Inc. was insolvent. Counsel advised the Company at that time that Laser-Pacific Media Corp. would not be liable for the assessment on its insolvent subsidiary. At December 31, 1997 the Company, did not accrue the liability related to the assessment. In April 2002, when the notice was received the Company again consulted with counsel. Counsel has again advised that Laser-Pacific Media Corp. would not be held responsible for the liability of an insolvent subsidiary. The Company believes that it will not be required to pay the assessment. However, the Company has restated its previously issued consolidated financial statements to record the liability net of income tax benefit. See note 6 to the consolidated financial statements. If the Company is ultimately required to pay the assessment the Company has sufficient liquidity to make the payment.

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


Recent Accounting Pronouncements

Accounting for Business Combinations and Goodwill and other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The Company is required to adopt Statement No. 142 effective January 1, 2002 and anticipates that the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements for the Company and independent auditors' report therein are set forth on pages 15 through 36 incorporated herein. See Page 14 for an index to all the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES



                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule






Consolidated Financial Statements (Restated-Note 6):                                                                   Page

     Independent Auditors' Report                                                                                       15
     Consolidated Balance Sheets - At December 31, 2001 and 2000                                                        16
     Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999                                   18
     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999                     19
     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999                               20
     Notes to Consolidated Financial Statements                                                                         22

     Consolidated Financial Statement Schedule - Valuation and Qualifying Accounts - Years Ended
     December 31, 2001, 2000 and 1999                                                                                   36




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

As discussed in note 6 to the consolidated financial statements, the Company has restated its financial statements to record certain sales tax liabilities and related interest and penalties.

/s/KPMG LLP











Los Angeles, California
March 1, 2002, except for the last paragraph of note 6, which is as of May 17, 2002

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000






              Assets (note 4)                                          2001                   2000
                                                                --------------------   --------------------
                                                                (Restated-Note 6)      (Restated-Note 6)
Current assets:
    Cash and cash equivalents                                $       6,989,781      $       4,527,042

    Receivables:
      Trade                                                          4,693,891              6,440,675
      Other                                                            206,935                186,150
                                                                --------------------   -------------------
                                                                     4,900,826              6,626,825
      Less allowance for doubtful receivables                        1,097,174              1,286,995
                                                                --------------------   --------------------
                                                                     3,803,652              5,339,830
                                                                --------------------   --------------------

    Inventory                                                          268,493                274,635
    Prepaid expenses and other current assets                          699,310                499,911
    Deferred tax asset (note 5)                                        362,014                671,086
                                                                --------------------   --------------------

              Total current assets                                  12,123,250             11,312,504
                                                                --------------------   --------------------

Net property and equipment, at cost (note 3)                        19,204,407             18,457,816

Other assets, net                                                      200,531                824,082
                                                                --------------------   --------------------

                                                             $      31,528,188      $      30,594,402
                                                                ====================   ====================


                                                                                           (Continued)











See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                   (Continued)

              Liabilities and Stockholders' Equity                     2001                   2000
                                                                --------------------   --------------------
                                                                (Restated-Note 6)      (Restated-Note 6)
Current liabilities:
    Current installments of notes payable to bank and
      long-term debt (note 4)                                $       3,738,680      $       3,489,618
    Accounts payable                                                   487,451                316,449
    Accrued compensation expense                                       917,776                915,542
    Accrued expenses                                                   869,933              1,044,081
                                                                --------------------   --------------------

              Total current liabilities                              6,013,840              5,765,690
                                                                --------------------   --------------------

Notes payable to bank and long-term debt, less current
    installments (note 4)                                            7,878,227              7,934,387

Commitments and contingencies (note 8)

Stockholders' equity (notes 6 and 7):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         --                     --
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued 8,004,795 and 7,751,295 shares at
      December 31, 2001 and 2000, respectively                             800                    775
    Additional paid-in capital                                      20,363,901             19,936,156
    Accumulated deficit                                               (461,440)            (3,042,606)
    Treasury stock, at cost: 900,200 shares at
      December 31, 2001                                             (2,267,140)                    --
                                                                --------------------   --------------------

              Net stockholders' equity                              17,636,121             16,894,325
                                                                --------------------   --------------------

                                                             $      31,528,188      $      30,594,402
                                                                ====================   ====================








See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2001, 2000 and 1999




                                                            2001                  2000                  1999
                                                     --------------------   ------------------    ------------------
                                                     (Restated-Note 6)

Revenues                                          $      33,647,167      $      33,058,293     $      30,991,155
                                                     --------------------   ------------------    ------------------

Direct operating costs and expenses:
    Direct                                               20,512,506             19,721,320            19,753,055
    Depreciation                                          4,305,201              4,160,784             3,258,483
                                                     --------------------   ------------------    ------------------

           Total operating expenses                      24,817,707             23,882,104            23,011,538
                                                     --------------------   ------------------    ------------------

           Gross profit                                   8,829,460              9,176,189             7,979,617

Selling, general and administrative expenses              5,039,203              4,648,189             4,569,665
                                                     --------------------   ------------------    ------------------

           Income from operations                         3,790,257              4,528,000             3,409,952

Other income (expense):
    Interest expense                                     (1,163,445)            (1,240,562)           (1,241,356)
    Other income (note 10)                                  542,500                252,532             2,382,639
                                                     --------------------   ------------------    ------------------

           Income before income taxes                     3,169,312              3,539,970             4,551,235

Income taxes (benefit) (note 5)                             588,146                 29,923              (285,000)
                                                     --------------------   ------------------    ------------------

           Net income                             $       2,581,166      $       3,510,047     $       4,836,235
                                                     ====================   ==================    ==================


Net income per share (basic)                      $            .35       $            .45      $            .65
                                                     ====================   ==================    ==================
Net income per share (diluted)                    $            .35       $            .44      $            .62
                                                     ====================   ==================    ==================

Weighted average shares outstanding (basic)               7,384,095              7,725,693             7,491,148
                                                     ====================   ==================    ==================
Weighted average shares outstanding (diluted)             7,419,484              8,003,353             7,837,551
                                                     ====================   ==================    ==================





See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999




                                    Common Stock                                            Treasury Stock
                           -------------------------                                  ----------------------------
                                                      Additional                                                         Net
                             Number                     paid-in       Accumulated       Number                      stockholders'
                            of shares      Amount       capital         deficit        of shares        Amount          equity
                           ------------   ---------- --------------  ---------------  ------------   -------------  ---------------
Balance at
December 31, 1998            7,222,575  $       722     19,792,737     (11,388,888)           --             --          8,404,571
(Restated-Note 6)
Stock issuances                432,071           43         53,219               --           --             --            127,262

Tax deduction for
non-qualified stock
options and warrants               --             --        74,000               --           --             --                 --

Net income                         --             --         --           4,836,235           --             --          4,836,235
                           ------------   ---------- --------------   -------------  ------------   --------------  ---------------


Balance at
December 31, 1999            7,654,646  $       765     19,919,956      (6,552,653)           --             --         13,368,068
                           ------------   ---------- --------------   -------------  ------------   -------------  ----------------
(Restated-Note 6)
Stock issuances                 96,649           10         16,200               --           --             --             16,210

Net income                         --             --         --           3,510,047           --             --          3,510,047
                           ------------   ---------- --------------  ---------------  ------------   -------------  ---------------

Balance at
December 31, 2000            7,751,295  $       775     19,936,156      (3,042,606)           --             --         16,894,325
                           ------------   ---------- --------------  ---------------  ------------   -------------  ---------------
(Restated-Note 6)
Stock issuances                253,500           25        250,745               --           --             --            250,770

Purchase of treasury stock         --             --         --                  --     (900,200)     (2,267,140)      (2,267,140)

Tax deduction for
non-qualified stock
options and warrants               --             --       177,000               --           --             --            177,000

Net income                         --             --         --           2,581,166           --             --          2,581,166
                           ------------   ---------- --------------  ---------------  ------------   -------------  ---------------
(Restated-Note 6)
Balance at
December 31, 2001            8,004,795  $       800     20,363,901        (461,440)     (900,200)     (2,267,140)       17,636,121
                           ============   ========== ==============  ===============  ============   =============  ===============
(Restated-Note 6)

See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999





                                                                          2001                2000                 1999
                                                                     ---------------     ---------------     -----------------

                                                                     (Restated-Note 6)

Cash flows from operating activities:
    Net income                                                   $        2,581,166  $        3,510,047  $          4,836,235
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation of property and equipment                          4,305,201           4,160,784             3,258,483
          Cancellation of capital lease obligation                               --                  --           (1,276,997)
          Provision for doubtful accounts receivable                        260,667             274,392               793,315
          Deferred income tax expense (benefit)                             309,072                  --             (500,000)
          Write-off of property and equipment                                    --              99,764                   264
          Gain on sale of plant, property and equipment                    (32,290)            (79,784)             (102,808)
          Other                                                             177,743                  --                74,076
          Change in assets and liabilities:
                Receivables                                               1,275,512           (474,559)           (1,185,912)
                Inventory                                                     6,142            (47,823)              (10,656)
                Prepaid expenses and other current assets                 (199,399)            (15,444)                47,263
                Other assets                                                623,551            (64,055)              (61,790)
                Accounts payable                                            171,002              19,115                28,685
                Accrued expenses                                          (169,914)               1,039               342,562
                Income taxes payable                                             --            (22,820)                 5,590
                                                                     ---------------     ---------------
                                                                                                             -----------------

                      Net cash provided by operating activities $         9,306,453 $         7,360,656 $           6,248,310
                                                                     ---------------     ---------------     -----------------

Cash flows from investing activities:
    Cash purchases of property and equipment                            (1,805,072)           (601,648)           (2,313,187)
    Financed purchases of property and equipment                        (3,429,440)         (2,060,079)           (8,059,667)
                                                                     ---------------     ---------------     -----------------
         Total property and equipment acquired                          (5,234,512)         (2,661,727)          (10,372,854)

    Less proceeds borrowed under financing agreements                     3,429,440           2,060,079             8,059,667
                                                                     ---------------     ---------------     -----------------
         Net  cash purchases of property and equipment                  (1,805,072)           (601,648)           (2,313,187)

    Proceeds from disposal of property and equipment                        214,266           (605,084)               102,808
    Contribution to Composite Image Systems, LLC                                 --           (345,912)                  --
                                                                     ---------------     ---------------     -----------------

                          Net cash used in investing activities  $      (1,590,806) $       (1,552,644) $         (2,210,379)
                                                                     ---------------     ---------------     -----------------

    See accompanying notes to consolidated financial statements. (Continued)

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                   (Continued)



                                                                             2001              2000              1999
                                                                        ----------------   --------------    --------------
                                                                        (Restated-Note 6)

Cash flows from financing activities:
    Repayments of notes payable to bank and
        long-term debt                                              $       (3,236,538)  $   (3,695,587) $     (2,851,992)
    Net proceeds from stock issuance                                            250,770           16,210            53,262
    Purchase of treasury stock                                              (2,267,140)               --                --
                                                                        ----------------   --------------    --------------


                       Net cash used in financing activities        $       (5,252,908) $    (3,679,377) $     (2,798,730)
                                                                        ----------------   --------------    --------------

                   Net increase in cash and cash equivalents                  2,462,739        2,128,635         1,239,201


Cash and cash equivalents at beginning of year                                4,527,042        2,398,407         1,159,206
                                                                        ----------------   --------------    --------------

Cash and cash equivalents at end of year                            $         6,989,781 $      4,527,042 $       2,398,407
                                                                        ================   ==============    ==============

Supplementary disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                                     $         1,086,000 $      1,198,000 $       1,176,000
       Income taxes                                                             214,000           71,000           182,000
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

The reconciliation of basic and diluted weighted average shares is as follows:


                                                                                      Years ended December 31,
                                                                        2001                   2000                  1999
                                                                  ------------------    -------------------    -----------------
                                                                  (Restated-Note 6)
      Net income                                               $          2,581,166  $           3,510,047  $         4,836,235
                                                                  ------------------    -------------------    -----------------


      Weighted average shares used in basic computation                   7,384,095              7,725,693            7,491,148
      Dilutive stock options and warrants                                    35,389                277,660              346,403
                                                                  ------------------    -------------------    -----------------
      Weighted average shares used in diluted computation                 7,419,484              8,003,353            7,837,551

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(3)    Property and Equipment

       Property and equipment is comprised of the following:

                                                             2001                   2000
                                                       ------------------   ---------------------

Land                                                $         400,000    $         400,000
Buildings and improvements                                  3,346,014            2,879,961
Technical equipment                                        37,801,344           33,997,661
Furniture and fixtures                                      1,164,331              872,088
Automobiles                                                    91,602              102,832
Leasehold improvements                                        485,051              881,379
                                                       ------------------   ---------------------

Less accumulated depreciation                              43,288,342           39,133,921
and amortization                                           24,083,935           20,676,105
                                                       ------------------   ---------------------

                                                    $      19,204,407    $      18,457,816
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(4)    Notes Payable to Bank and Long-Term Debt

       Notes payable to bank and long-term debt are summarized as follows:

                                                                                       2001                    2000
                                                                                  ----------------      -------------------
      Term notes  payable to bank were under  $4,000,000  and  $1,000,000      $       4,883,333    $               --
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



      Term notes payable to bank were under a $9,000,000 credit agreement, secured by eligible accounts receivable, inventory, and property and equipment, as defined, payable in nine monthly installments per year of
      $81,000 plus interest at 9.5% through August 3, 2003. This loan
      was replaced in May 2001 with the credited facility outlined above.                     --             1,939,183

      Capital lease obligations (note 8)                                               6,733,574             9,484,822
                                                                                  ----------------      -------------------
                                                                                      11,616,907            11,424,005
      Less current installments                                                        3,738,680             3,489,618
                                                                                  ----------------      -------------------

                                                                               $       7,878,227    $        7,934,387
                                                                                  ================      ===================




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
                           =================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(5)    Income Taxes

       A summary of income tax expense (benefit) is as follows:



                                     2001                 2000                1999
                               -----------------    -----------------    ----------------
Current:                       (Restated-Note 6)

    Federal                 $          21,000    $          57,000    $          70,000
    State                             126,000              (27,000)             145,000
                               -----------------    -----------------    ----------------
Total                                 147,000               30,000              215,000
Deferred:
    Federal                           356,000                   --             (425,000)
    State                              85,000                   --              (75,000)
                               -----------------    -----------------    ----------------
Total                                 441,000                   --             (500,000)
                               -----------------    -----------------    ----------------

Total expense (benefit)     $         588,000    $          30,000    $        (285,000)
                               =================    =================    ================







The provision for income taxes at the Company's effective tax rate differed from the U.S. Federal tax rate as follows:

                                                      2001                 2000                 1999
                                                -----------------    -----------------    -----------------
                                                (Restated-Note 6)

Federal income tax expense at "expected
    rate"                                    $       1,078,000    $       1,203,000    $       1,547,000
State taxes, net of Federal effect                     196,000              216,000              278,000
Nondeductible expenses                                  (7,000)              12,000               37,000
Expiration of income tax credits                       212,000              (72,000)                  --

Change in valuation allowance for deferred
    tax assets                                        (879,000)          (1,315,000)          (2,173,000)
Other                                                  (12,000)             (14,000)              26,000
                                                -----------------    -----------------    -----------------
Income tax expense (benefit)                 $         588,000    $          30,000    $        (285,000)
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

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(5)    Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 is presented below:

                                                                      2001                 2000
                                                                ------------------   -----------------
Deferred tax assets and liabilities:                            (Restated-Note 6)    (Restated-Note 6)
    Net operating loss carryforwards                         $       2,333,000    $       2,622,000
    Income tax credit carryforwards                                    268,000              536,000
    Vacation pay                                                       160,000              169,000
    Reserve for bad debts                                              437,000              516,000
    Other                                                               86,000               80,000
                                                                ------------------   -----------------
    Total gross deferred tax assets                                  3,284,000            3,923,000
    Less valuation allowance                                                --              879,000
                                                                ------------------   -----------------

           Deferred tax assets                                       3,284,000            3,044,000
           Deferred tax liabilities - property and equipment        (2,922,000)          (2,373,000)
                                                                ------------------   -----------------

           Net deferred tax assets                           $         362,000    $         671,000
                                                                ==================   =================





At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $6,348,000 that expire principally from 2004 through 2012. The Company also has approximately $268,000 of tax credits carryforwards, expiring through 2004.

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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(6)    Stockholders' Equity (continued)



Restatement

     In April 2002, the Great American Food Corporation, formerly known as Laser Edit East Inc., an insolvent subsidiary of the Company, received a collection notice from the New York State Department of Taxation and Finance. The sales tax liability assessed to Laser Edit East, Inc. as of December 31, 2001 is $187,565, with the addition of statutory interest and penalties of $473,274 the total liability is $660,839. The sales tax was assessed for the periods March 1, 1989 to August 31, 1991 and June 1, 1992 to May 31, 1994. When the sales tax was originally assessed, Laser Edit East, Inc. appealed the assessment. The appeal was denied and a determination was issued in June 1997. At that time, Laser Edit East, Inc. was insolvent. Counsel advised the Company at that time that Laser-Pacific Media Corp. would not be liable for the assessment on its insolvent subsidiary. At December 31, 1997 the Company did not accrue a liability related to the assessment. In April 2002, when the notice was received, the Company again consulted with counsel. Counsel has again advised that Laser-Pacific Media Corp. would not be held responsible for the liability of an insolvent subsidiary. The Company believes that it will not be required to pay the assessment. However, the Company has restated its previously issued consolidated financial statements to reflect the cumulative net impact of the assessment on prior periods and recorded the liability net of income tax benefit as of December 31, 1998. The effect is an increase of the accumulated deficit of $307,617, net of income tax benefit of $171,000. The annual impact of the assessment on each period from January 1, 1999 to December 31, 2001 is not material to the Company's consolidated financial statements. The additional interest expense of $182,000 and related income tax benefit of $73,000 for the three-year period ended December 31, 2001, collectively decreasing net income by $109,000 ($0.01 per share) have been reflected in the consolidated statement of income for the year and quarter ended December 31, 2001. The net adjustment, for all periods, increased accumulated deficit at December 31, 2001 by $416,899, net of income tax benefit.



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

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000 and 1999 (continued)





(7)    Stock-based Compensation and Other Option Grants (continued)

Activity under the plan for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                                 Weighted average
                                                        Number of shares          exercise price       Options exercisable
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
                                                       ====================   =====================   ====================


The following table summarizes information about options outstanding under the plan at December 31, 2001:

                                                                 Outstanding Options
                              ------------------------------------------------------------------------------------------

                                                                                   Remaining
                                                           Options             weighted average
                                      Options          outstanding and         contractual life       Weighted average
                                    outstanding          exercisable             (in years)            exercise price
                              --------------------   --------------------   ---------------------   --------------------

                                      17,900                 17,900                      6.00    $               0.22
                                      20,000                 20,000                      5.80                    1.78
                                      10,000                 10,000                      9.30                    2.13
                                      36,150                 36,150                      0.80                    2.50
                                      20,000                 20,000                      9.50                    3.26
                                      20,000                 20,000                      5.30                    4.13
                                     217,000                167,000                      8.30                    4.13
                                      15,000                  5,000                      9.70                    5.25

                              --------------------   --------------------   ---------------------   --------------------
             Total                   356,050                296,050                      7.00    $               3.43
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

                                                                              Year ended December 31,
                                                          ----------------------------------------------------------------
                                                                 2001                  2000                   1999
                                                          --------------------   ------------------     ------------------

      Net income:                                          (Restated-Note 6)
           As reported                                 $       2,581,166      $       3,510,047     $        4,836,235
           Pro forma                                           2,477,316              2,820,997              4,738,735
                                                          ====================   ==================     ==================

      Basic net income per share:
           As reported                                 $             .35      $             .45     $              .65
           Pro forma                                                 .34                    .37                    .63

      Diluted net income per share:
           As reported                                 $             .35      $             .44     $              .62
           Pro forma                                                 .33                    .35                    .60
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

         (1) Previously filed on June 7, 1991, with the Company's Registration Statement on Form S-1 and incorporated by reference hereto (File No. 33-41085).
         (2) Previously filed on July 23, 1991, with the Company's Registration Statement on Form S-1 and incorporated by reference hereto (File No. 33-41085).
         (3)      Previously filed on April 10, 1992 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (4)      Previously filed on August 12, 1992 with the Company's
                  Form 10-Q and incorporated by reference hereto.
         (5)      Previously filed on April 14, 1996 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (6)      Previously filed on April 14, 1997 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (7)      Previously filed on December 16, 1997 with the Company's
                  Form S-8 and incorporated by reference hereto
         (8)      Previously filed on June 2, 1998 with the Company's
                  Form 8-K and incorporated by reference hereto.
         (9)      Previously filed on March 29, 1999 with the Company's
                  Form 10-K and incorporated by reference hereto.
         (10)     Previously filed on October 15, 1999 with the Company's
                  Form S-8 and incorporated by reference hereto.

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




(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 20, 2002.




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




Signature                        Title                                 Date


/s/ James R. Parks
James R. Parks           Chairman of the Board and                 May 17, 2002
                         Chief Executive Officer
                       (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen        President, Chief Operating Officer           May 17, 2002
                                 and Director


/s/ Robert McClain
Robert McClain        Vice President, Chief Financial Officer      May 17, 2002
                              and Corporate Secretary
                      (Principal Financial and Accounting Officer)


/s/ Thomas D. Gordon
Thomas D. Gordon                    Director                       May 17, 2002




Craig A. Jacobson                   Director                       May 17, 2002



David C. Merritt                    Director                       May 17, 2002