Form 10-Q
period 2002-03-31
LASER PACIFIC MEDIA CORP
filed 2002-05-20
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]                     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2002
                                       OR
[   ]                    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002 was 7,101,295 shares of Common Stock, $.0001 par value per share.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents




Part I.    Financial Information                                          Page
                                                                        -------

Item 1.    Condensed Consolidated Financial Statements                       3

           Condensed Consolidated Balance Sheets (Unaudited)                 3
           Condensed Consolidated Statements of Income (Unaudited)           4
           Condensed Consolidated Statements of Cash Flows (Unaudited)       5
           Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        10

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                  11

           Signatures                                                        12

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                         March 31,         December 31,
                                                                                           2002                2001
                                                                                      ----------------    ---------------

Assets

Current Assets:
   Cash and cash equivalents                                                       $        7,790,069  $       6,989,781
   Receivables, net of allowance for doubtful accounts                                      3,226,887          3,803,652
   Other current assets                                                                     1,186,783          1,329,817
                                                                                      ----------------    ---------------

     Total Current Assets                                                                  12,203,739         12,123,250

Net property  and equipment, at cost                                                       18,769,487         19,204,407
Other assets                                                                                  185,346            200,531

                                                                                      ----------------    ---------------
   Total Assets                                                                    $       31,158,572  $      31,528,188
                                                                                      ================    ===============

Liabilities and Stockholders' Equity

Current Liabilities:
   Current installments of notes payable to bank and long-term debt                $        3,735,458  $       3,738,680
   Other current liabilities                                                                2,449,916          2,275,160
                                                                                      ----------------    ---------------

     Total Current Liabilities                                                              6,185,374          6,013,840

Notes payable to bank and long-term debt, less current installments                         6,944,227          7,878,227

Stockholders' Equity:
Preferred stock, $.0001 par value.  Authorized 3,500,000 shares; none issued                      ---                ---
Common stock, $.0001 par value.  Authorized 25,000,000 shares;
   issued 7,104,595 and 8,004,795 shares at March 31, 2002 and
   December 31, 2001, respectively                                                                710                800
Additional paid-in capital                                                                 18,096,851         20,363,901
Accumulated deficit                                                                          (68,590)          (461,440)
Treasury stock, at cost: 900,200 shares                                                           ---        (2,267,140)
                                                                                      ----------------    ---------------
                                                                                      ----------------    ---------------

   Net Stockholders' Equity                                                                18,028,971         17,636,121
                                                                                      ----------------    ---------------

   Total Liabilities and Stockholders' Equity                                      $       31,158,572  $      31,528,188
                                                                                      ================    ===============



See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)




                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                         2002               2001
                                                                                    ---------------    ----------------

   Revenues                                                                    $         7,989,218  $        9,927,190
   Operating costs
     Direct costs                                                                        4,797,443           5,799,310
     Depreciation and amortization                                                       1,142,255             998,233
                                                                                    ---------------    ----------------
       Total operating costs                                                             5,939,698           6,797,543
                                                                                    ---------------    ----------------
         Gross profit                                                                    2,049,520           3,129,647
   Selling, general and administrative
       and other expenses                                                                1,199,918           1,205,615
                                                                                    ---------------    ----------------
         Income from operations                                                            849,602           1,924,032

   Interest expense                                                                        225,530             267,918
   Other income                                                                             30,988              76,791
                                                                                    ---------------    ----------------
         Income before income taxes                                                        655,060           1,732,905

   Provision for income taxes                                                              262,210             361,409
                                                                                    ---------------    ----------------
         Net income                                                            $           392,850  $        1,371,496
                                                                                    ===============    ================



   Net income per share (basic)                                                $              0.06  $             0.18
                                                                                    ===============    ================

   Net income per share (diluted)                                              $              0.06  $             0.17
                                                                                    ===============    ================

   Weighted average shares outstanding (basic)                                           7,104,595           7,751,295
                                                                                    ===============    ================

   Weighted average shares outstanding (diluted)                                         7,127,528           7,919,147
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------------
                                                                                  2002                   2001
    Cash flows from operating activities:
      Net income                                                       $              392,850  $           1,371,496
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                             1,142,255                998,233
          Gain on sale of property and equipment                                          ---                (4,800)
          Provision (recovery) for doubtful accounts receivable                      (70,885)                 99,272
          Change in assets and liabilities:
             Decrease (increase) in:
              Receivables                                                             647,649                224,527
              Other current assets                                                    143,034               (67,804)
              Other assets                                                             15,185               (16,663)
              Other current liabilities                                               174,756                690,940
                                                                           -------------------    -------------------
    Net cash provided by operating activities                                       2,444,844              3,295,201
                                                                           ===================    ===================

    Cash flows from investing activities:
      Purchases of property and equipment                                           (707,334)              (684,800)
      Net proceeds from disposal of property and equipment                                ---                 73,100
                                                                           -------------------    -------------------
              Net cash used in investing activities                                 (707,334)              (611,700)
                                                                           ===================    ===================

    Cash flows from financing activities:
      Net repayment of notes payable to bank and long-term debt                     (937,222)              (204,614)
                                                                           -------------------    -------------------
                                                                           -------------------    -------------------
              Net cash used in financing activities                                 (937,222)              (204,614)
                                                                           ===================    ===================

              Net increase in cash and cash equivalents                               800,288              2,478,887
    Cash and cash equivalents at beginning of period                                6,989,781              4,527,042
                                                                           -------------------    -------------------
    Cash and cash equivalents at end of period                         $            7,790,069  $           7,005,929
                                                                           ===================    ===================



See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation the "Company" and its subsidiaries as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services are at their highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

(2)      Income per Common Share

     The Company presents basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that are issuable and that could share in the earnings of the Company.

     The reconciliation of basic and diluted weighted average shares is as follows:

                                                                      Three Months Ended March 31,
                                                                   ------------------------------------
                                                                        2002                2001
                                                                   ----------------    ----------------

   Net income                                                  $           392,850  $        1,371,496
                                                                   ----------------    ----------------

   Weighted average shares used in basic computation                     7,104,595           7,751,295
   Dilutive stock options and warrants                                      22,933             167,852
                                                                   ----------------    ----------------
   Weighted average shares used in diluted computation                   7,127,528           7,919,147
                                                                   ================    ================

   Income per common share:
   Basic                                                       $              0.06  $             0.18
   Diluted                                                     $              0.06  $             0.17

     Options to purchase shares of common stock at exercise prices ranging from $2.50 to $5.25 per share were outstanding at March 31, 2002 and 2001, in the amounts of 458,150 and 223,150, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater that the average market price of a common share.

(3)      Income Taxes

     For the three months ended March 31, 2002, federal income tax expense of $223,000 and state income tax of $39,000 was recognized. Income tax expense for the quarter ended March 31, 2002 was computed using the estimated effective tax rate to apply for all of 2002. The rate is subject to ongoing review and evaluation by management.


(4)      Treasury Stock

     In March 2002, the Company retired 900,200 shares of common stock held in treasury.

Recent Accounting Pronouncements

Accounting for Business Combinations and Goodwill and other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The Company adopted Statement No. 142 effective January 1, 2002 and anticipates that the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving certain implementation issues associated with Statement No. 121. The Company has adopted Statement No. 144 effective January 1, 2002. Management does not expect the adoption of Statement No. 144 to have a material impact on the Company's financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, the ability to meet cash and capital investment requirements, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the safe harbor. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, actual results and financial condition could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the Securities and Exchange Commission to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.


Critical Accounting Policies

       Laser Pacific Media Corporation's critical accounting policies are as follows:

o        Depreciation and amortization of property and equipment

o        Valuation of long-lived assets

o        Accounting for income taxes

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


Results of Operations

     Revenues for the quarter ended March 31, 2002 decreased to $7,989,000 from $9,927,000 for the same period last year, a decrease of $1,938,000 or 19.5%. The decrease in revenues is attributable to a decrease in demand for the Company's services throughout all areas of service that the Company provides. Factors contributing to this decrease in demand were: the overall economic downturn in the entertainment and advertising sectors and the associated corporate cost cutting; the continuing trend of reality programming which uses little of the Company's services; and the fact that there were fewer movies for television and fewer theatrical releases. The Company anticipates that these trends will continue through the second quarter of 2002.

     Operating costs for the quarter ended March 31, 2002 were $5,940,000 versus $6,798,000 for the same period last year, a decrease of $858,000 or 12.6%. Most operating costs decreased due to the reduction in revenues. There were significant decreases in the following operating costs: labor costs, bad debt expense, tape stock and outside services. Labor costs decreased $509,000 due to the fewer number of employees. The Company decreased usage of seasonal employees and closed its Burbank, California facility in June 2001. Additionally, there was a reduction in overtime wages. The decrease in bad debt expense of $170,000 is due to improved collections. Tape stock expense decreased by $153,000 as a result of decreased revenues. The decrease in outside services of $84,000 is primarily the result of a decrease in the use of digital transmission related to work performed by customers in remote locations. Total operating costs, including depreciation and amortization, as a percentage of revenues for the three months ended March 31, 2002 were 74.3% compared with 68.5% for the same year-ago period.

     For the quarter ended March 31, 2002, the Company recorded a gross profit of $2,050,000 compared to a gross profit of $3,130,000 for the same period last year, a decrease of $1,080,000 or 34.5%. The decrease in gross profit is the result of decreased sales volume partially offset by decreased operating costs, which are discussed above. Gross profit for the quarter ended March 31, 2002, as a percentage of revenues was 25.7% compared to 31.5% for the same year-ago period. The decrease is a result of decreased revenues, as discussed above, which were partially offset by decreased operating costs.

     Selling, general and administrative expenses ("SG&A expenses") for the three months ended March 31, 2002 were $1,200,000 compared to $1,206,000 for the same period last year, a decrease of $6,000 or less than 1.0%. The decrease in SG&A expenses is primarily attributable to a decrease in advertising and promotion costs of $19,000 and a decrease in professional services of $49,000, primarily due to lower legal fees. The decrease in SG&A expenses was partially offset by the increase in wages for non-operations staff of $66,000.

     Interest expense for the quarter ended March 31, 2002 was $226,000 compared to $268,000 for the same period last year, a decrease of $42,000 or 15.8%. The reduction in interest expense is primarily due to lower interest rates on borrowings and a reduction in long-term debt.

     Income tax expense for the three months ended March 31, 2002 was $262,000 compared to $361,000 for the same period last year, a decrease of $99,000 or 27.4%. The decrease in income tax expense is due to decreased income, offset by a higher effective tax rate in 2002 as a result of the elimination of the valuation allowance in the prior year. The effective tax rate in the quarter ended March 31, 2002 was 40%, which is the estimated tax rate for the full fiscal year.


Liquidity and Capital Resources

     As of March 31, 2002, the Company and its subsidiaries are operating under a credit facility with Merrill Lynch Business Financial Services. The maximum credit available under the facility is $11.0 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $5.0 million in equipment term loans. There was no outstanding balance under the revolving loan at March 31, 2002. The equipment term loans had a combined outstanding balance of $4.6 million at March 31, 2002. The revolving loan and the equipment term loans are payable monthly and bear interest at the 30-day dealer commercial paper rate plus 2.20% to 2.65%. The revolving loan is for a one-year term and can be renewed annually. The equipment term loans are for a five-year term. As of March 31, 2002, the Company had outstanding equipment loans and capital lease obligations of approximately $10.7 million with various lenders (including the $4.6 million in equipment term loans discussed above) in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 7.5% to 12.75% and the equipment term loans, as discussed above, bear interest at a variable interest rate. The Company's term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at March 31, 2002. The obligations are secured by the equipment financed. The equipment was acquired to expand the Company's capabilities and to support the demand for the Company's services. In addition, the Company has obligations under operating leases of $2.6 million at March 31, 2002.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's operating and capital requirements for fiscal 2002.

     In March 2002, the Company retired 900,200 shares of its common stock previously held as treasury shares.

     The Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002, Statement No, 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement no. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt.

     Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 (e.g. January 1, 2003 for calender-year enterprises), with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The Company does not expect that SFAS No. 145 will have a material impact on its financial statements.


Other

     Some producers of television shows have begun to shoot their programs on videotape instead of film. If this practice continues and becomes more widespread, the Company's revenue from film developing and film to tape transfer will decrease.

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

     In April 2002, the Great American Food Corporation, formerly known as Laser Edit East Inc., an insolvent subsidiary of the Company, received a collection notice from the New York State Department of Taxation and Finance. The notice assessed an outstanding tax liability of $187,565 adding statutory interest and penalties of $491,365 bring the total liability to $678,930. This tax was assessed for the periods March 1, 1989 to August 31, 1991 and June 1, 1992 to May 31, 1994. When the tax was originally assessed, Laser Edit East, Inc. appealed the assessment. The appeal was denied and a determination was issued in June 1997. At that time, Laser Edit East, Inc. was insolvent. Counsel advised the Company at that time that Laser-Pacific Media Corp. would not be liable for the assessment on its insolvent subsidiary. In April 2002, the Company again consulted with counsel when the notice was received. Counsel has again advised that Laser-Pacific Media Corp. would not be held responsible for the liability of an insolvent subsidiary. The Company believes that it will not be required to pay the assessment. However, the Company has recorded the $678,930 liability in its consolidated financial statements. If the Company is ultimately required to pay the assessment the Company has sufficient liquidity to make the payment.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the quarter ended March 31, 2002 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "30-day dealer commercial paper rate" in the United States. The Company had borrowings of $4.6 million at March 31, 2002 under term loans (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the term loans and revolving credit facility bear interest at the 30-day dealer commercial paper rate plus 2.20% to 2.65%.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, the amortized interest expense would change by approximately $44,000.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None.

         (b)  Reports on Form 8-K
              None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LASER-PACIFIC MEDIA CORPORATION



  Dated:  May 20, 2002         /s/ James R. Parks
                                   --------------------
                                   James R. Parks
                                   Chief Executive Officer





  Dated:  May 20, 2002         /s/ Robert McClain
                                   ------------------
                                   Robert McClain
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)