Form 10-Q
period 2002-06-30
LASER PACIFIC MEDIA CORP
filed 2002-08-13
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 2002
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

                         Commission File Number 0-19407

                         LASER-PACIFIC MEDIA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                        95-3824617
            (State or Other Jurisdiction of        (I.R.S. Employer
             Incorporation or Organization)       Identification No.)

                              809 N. Cahuenga Blvd.
                           Hollywood, California 90038
                                 (323) 462-6266
       (Address, including zip code and telephone number, with area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002 was 7,101,295 shares of Common Stock, $.0001 par value per share.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents




Part I.        Financial Information                                       Page
                                                                          ------

Item 1.        Condensed Consolidated Financial Statements                   3

               Condensed Consolidated Balance Sheets (Unaudited)             3
               Condensed Consolidated Statements of Operations (Unaudited)   4
               Condensed Consolidated Statements of Cash Flows (Unaudited)   5
               Notes to Condensed Consolidated Financial Statements          6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk   12

Part II.       Other Information

Item 4.        Submission of Matters to a Vote of Security Holders          12

Item 6.        Exhibits and Reports on Form 8-K                             12

               Signatures                                                   13

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                      June 30,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ----------------
Assets

Current Assets:
  Cash and cash equivalents                                                     $       8,446,860  $        6,989,781
  Receivables, net of allowance for doubtful accounts                                   1,532,649           3,803,652
  Other current assets                                                                  1,157,820           1,329,817
                                                                                   ---------------    ----------------

    Total Current Assets                                                               11,137,329          12,123,250

Net property and equipment                                                             18,594,989          19,204,407
Other assets, net                                                                         194,001             200,531
                                                                                   ---------------    ----------------

 Total Assets                                                                   $      29,926,319  $       31,528,188
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt              $       3,821,104  $        3,738,680
  Other current liabilities                                                             1,775,307           2,275,160
                                                                                   ---------------    ----------------

   Total Current Liabilities                                                            5,596,411           6,013,840

Notes payable to bank and long-term debt, less current installments                     6,910,350           7,878,227

Stockholders' Equity:
   Preferred stock, $.0001 par value.  Authorized 3,500,000 shares; none issued                --                  --
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued
   7,101,295 shares at June 30, 2002 and 8,004,795 at December 31, 2001                       710                 800
   Additional paid-in capital                                                          18,089,062          20,363,901
   Accumulated deficit                                                                  (670,214)           (461,440)
   Treasury stock, at cost: 900,200 shares at December 31, 2001                                --         (2,267,140)
                                                                                   ---------------    ----------------

 Net Stockholders' Equity                                                              17,419,558          17,636,121
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                      $      29,926,319  $       31,528,188
                                                                                   ===============    ================





   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                            ----------------------------------     --------------------------------
                                                                 2002               2001               2002              2001
                                                            ---------------    ---------------     --------------    --------------

Revenues                                                 $       5,806,282  $       7,580,568  $      13,795,500  $     17,507,758

Operating costs
     Direct costs                                                4,333,980          4,855,102          9,131,423        10,654,412
     Depreciation and amortization                               1,153,984          1,105,222          2,296,239         2,103,455
                                                            ---------------    ---------------     --------------    --------------
      Total operating costs                                      5,487,964          5,960,324         11,427,662        12,757,867
                                                            ---------------    ---------------     --------------    --------------
      Gross profit                                                 318,318          1,620,244          2,367,838         4,749,891
Selling, general and administrative
    and other expenses                                           1,152,472          1,163,397          2,352,390         2,369,012
                                                            ---------------    ---------------     --------------    --------------
      Income (loss) from operations                              (834,154)            456,847             15,448         2,380,879

Interest expense                                                   206,984            276,872            432,514           544,790
Other income                                                        38,740            104,496             69,728           181,287
                                                            ---------------    ---------------     --------------    --------------
      Income (loss) before income tax expense (benefit)        (1,002,398)            284,471          (347,338)         2,017,376

Income tax expense (benefit)                                     (400,774)            183,709          (138,564)           545,118
                                                            ---------------    ---------------     --------------    --------------
      Net income (loss)                                  $       (601,624)  $         100,762  $       (208,774)  $      1,472,258
                                                            ===============    ===============     ==============    ==============


Income (loss) per share (basic)                          $          (0.08)  $            0.01  $          (0.03)  $           0.19
                                                            ---------------    ---------------     --------------    --------------

Income (loss) per share (diluted)                        $          (0.08)  $            0.01  $          (0.03)  $           0.19
                                                            ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                      7,101,295          7,476,895          7,102,945         7,614,095
                                                            ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                    7,101,295          7,669,206          7,102,945         7,793,299
                                                            ===============    ===============     ==============    ==============















   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                              2002              2001
                                                                                         ---------------    --------------
    Cash flows from operating activities:
      Net income (loss)                                                               $       (208,774)  $      1,472,258
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                                      2,296,239         2,103,455
           Gain on sale of property and equipment                                               (6,623)          (24,800)
           Provision (recovery) of doubtful accounts receivable                                (70,885)            99,272
           Change in assets and liabilities:
                 Receivables                                                                  2,341,886         2,640,941
                 Other assets                                                                   178,527           192,103
                 Other current liabilities                                                    (499,853)            48,752
                                                                                         ---------------    --------------
                     Net cash provided by operating activities                                4,030,517         6,531,981

    Cash flows from investing activities:
           Purchases of property and equipment                                              (1,686,820)       (1,534,398)
           Proceeds from disposal of property and equipment                                       6,623            94,489
                                                                                         ---------------    --------------
                     Net cash used in investing activities                                  (1,680,197)       (1,439,909)

    Cash flows from financing activities:
           Proceeds borrowed under notes payable to bank and long-term debt                   1,000,000         2,600,599
           Repayment of notes payable to bank and long-term debt                            (1,885,453)       (3,324,788)
           Proceeds from issuance of common stock                                                    --               440
           Purchase of treasury stock                                                           (7,788)       (2,063,000)
                                                                                         ---------------    --------------
                     Net cash used in financing activities                                    (893,241)       (2,786,749)

                     Net increase in cash and cash equivalents                                1,457,079         2,305,323
    Cash and cash equivalents at beginning of period                                          6,989,781         4,527,042
                                                                                         ---------------    --------------
    Cash and cash equivalents at end of period                                        $       8,446,860  $      6,832,365
                                                                                         ===============    ==============















   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation (the "Company") and its subsidiaries as of June 30, 2002 and December 31, 2001; the results of operations for the three and six month periods ended June 30, 2002 and 2001; and the statements of cash flows for the six month periods ended June 30, 2002 and 2001. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the directives of the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.


(2)  Income per Common Share

     The Company presents basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that are issuable and that could share in the earnings of the Company, unless those securities are anti-dilutive.

     The reconciliation of basic and diluted weighted average shares is as follows:

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                 ------------------------------    -------------------------------
                                                                     2002             2001             2002              2001
                                                                 -------------     ------------    -------------     -------------

Net income (loss)                                             $     (601,624)  $       100,762  $     (208,774)  $      1,472,258
                                                                 =============     ============    =============     =============

Weighted average shares used in basic computation                   7,101,295        7,476,895        7,102,945         7,614,095
Dilutive stock options and warrants                                        --          192,311               --           179,204
                                                                 -------------     ------------    -------------     -------------
Weighted average shares used in diluted computation                 7,101,295        7,669,206        7,102,945         7,793,299
                                                                 =============     ============    =============     =============

Net income (loss) per common share:
Basic                                                         $        (0.08)  $          0.01  $        (0.03)  $           0.19
Diluted                                                       $        (0.08)  $          0.01  $        (0.03)  $           0.19

     Options to purchase shares of common stock at exercise prices ranging from $0.22 to $5.25 per share were outstanding for the three and six month periods at June 30, 2002 and 2001, in the amounts of 506,050 and 207,000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of a common share, or the options were anti-dilutive.

(3)  Income Taxes

     Income tax expense (benefit) was computed using the estimated effective tax rate to apply for all of 2002. The rate is subject to ongoing review and evaluation by management.


(4)  Treasury Stock

     In March 2002, the Company retired 900,200 shares of common stock held in treasury.

     In April 2002, the Company purchased 3,300 shares of its common stock for $7,788 and subsequently retired the shares.


Recent Accounting Pronouncements

Accounting for Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The Company adopted Statement No. 142 effective January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving certain implementation issues associated with Statement No. 121. The Company adopted Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the Company's financial statements.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     The Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion No. 30"), in determining the classification of gains and losses resulting from extinguishments of debt.

     Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

     Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 (e.g., January 1, 2003 for calendar-year companies), with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The Company has not yet determined the effect that Statement No. 145 will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included within this report, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the respective safe harbors. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, actual results and financial position could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the Securities and Exchange Commission to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.

Critical Accounting Policies

     Laser Pacific Media Corporation's critical accounting policies are as follows:

          Depreciation and amortization of property and equipment,

          Valuation of long-lived assets, and

          Accounting for income taxes.

Depreciation and Amortization of Property and Equipment

     The Company, a capital-intensive enterprise, depreciates and amortizes property and equipment on a straight-line basis over the estimated useful lives of the related assets. Significant management judgment is required to determine the useful lives of the assets. Should the useful lives of the assets be revised, the impact on the Company's results of operations could be material.

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

          Significant changes in strategic business objectives and utilization of the assets; or

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

Accounting for Income Taxes

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on future taxable income, the ability to deduct tax loss carryforwards against future taxable income, the effectiveness of the tax planning and strategies among the various tax jurisdictions in which the Company operated, and any significant changes in the tax laws. For the years ended December 31, 2001, 2000 and 1999, valuation allowances of $879,000, $1,315,000 and $2,173,000 were eliminated since management determined that it was more likely than not that the related deferred tax assets would be realized. In the event that the actual results differ from the estimates or the Company adjusts the estimates in future periods, it may need to establish an additional valuation allowance which could materially impact the financial position and results of operations.

     The Company's effective tax rate in 2001 was 18.6%, principally resulting from the elimination of valuation allowances of $879,000. The Company's estimated tax rate for 2002 is 40%. This rate is subject to ongoing review and evaluation by management.


Results of Operations

     Revenues for the six months ended June 30, 2002 decreased to $13,796,000 from $17,508,000 for the same year-ago period, a decrease of $3,712,000 or 21.2%. The decrease in revenues is attributable to a decrease in demand for the Company's services throughout all areas of service that the Company provides. Factors contributing to this decrease in demand were: the overall economic downturn in the entertainment and advertising sectors and resulting corporate cost cutting; the continuing trend of reality programming which uses little of the Company's services; fewer movies for television and fewer theatrical releases; and clients utilizing formats that require a lower volume of film processing.

     Revenues for the quarter ended June 30, 2002 decreased to $5,806,000 from $7,581,000 for the same year-ago period, a decrease of $1,775,000 or 23.4%. The decrease in revenues is attributable to a decrease in demand for the Company's services throughout all areas of service that the Company provides. Factors contributing to this decrease in demand were: the overall economic downturn in the entertainment and advertising sectors and resulting corporate cost cutting; the continuing trend of reality programming which uses little of the Company's services; fewer movies for television and fewer theatrical releases; and clients utilizing formats that require a lower volume of film processing.

     Operating costs for the six months ended June 30, 2002 were $11,428,000 versus $12,758,000 for the same year-ago period, a decrease of $1,330,000 or 10.4%. The decrease in operating costs is primarily the result of a decrease in labor costs of $851,000, a decrease in tape stock expense of $257,000 and a decrease in bad debt expense of $170,000. The decrease in operating costs was partially offset by an increase in depreciation expense of $193,000. Lower labor costs were the result of fewer hours worked as a result of decreased revenues. The increase in depreciation is due to equipment purchases in prior years for business expansion. Tape stock expense decreased as a result of reduced sales volume. Total operating costs, including depreciation, as a percentage of revenues for the six months ended June 30, 2002 were 82.8% compared with 72.9% for the same year-ago period.

     Operating costs for the quarter ended June 30, 2002 were $5,488,000 versus $5,960,000 for the same year-ago period, a decrease of $472,000 or 7.9%. The decrease in operating costs was primarily the result of a decrease in labor costs of $342,000 and a decrease in tape stock expense of $104,000. Operating costs decreased in most areas due to lower revenues. Lower labor costs were the result of fewer hours worked. The decrease in tape stock expense is due to decreased sales volume. The decrease in operating costs was partially offset by an increase in depreciation of $49,000. The increase in depreciation expense is the result of equipment purchases in prior years for business expansion. Total operating costs, including depreciation, as a percentage of revenues for the three months ended June 30, 2002 were 94.5% compared with 78.6% for the same year-ago period.

     For the six months ended June 30, 2002, the Company recorded a gross profit of $2,368,000 compared with $4,750,000 for the same year-ago period, a decrease of $2,382,000 or 50.1%. The decrease in gross profit is the result of the decrease in revenues partially offset by the decrease in operating costs explained above. Revenues decreased 21.2% while operating costs decreased 10.4% as compared to the same year-ago period.

     For the quarter ended June 30, 2002 the Company recorded a gross profit of $318,000 compared with $1,620,000 for the same year-ago period, a decrease of $1,302,000 or 80.4%. The decrease in gross profit is the result of the decrease in revenues partially offset by the decrease in operating costs explained above. Revenues decreased 23.4% while operating costs decreased 7.9% as compared to the same year-ago period.

     Selling, general and administrative and other expenses ("SG&A expenses") for the six months ended June 30, 2002 were $2,352,000 compared to $2,369,000 during the same year-ago period, a decrease of $17,000 or less than one percent. The most significant decreases in SG&A expenses were in professional services and advertising costs of $119,000 and $62,000 respectively, which were partially offset by increases in labor costs and property taxes of $90,000 and $66,000 respectively. The decrease in professional services is due to a decrease in investor advisory services, legal fees and consulting fees. The increase in property taxes for the second quarter of 2002 is attributable to a property tax refund recorded in the second quarter of 2001.

     SG&A expenses for the quarter ended June 30, 2002 were $1,152,000 compared to $1,163,000 during the same year-ago period, a decrease of $11,000 or less than one percent. The decrease in SG&A expenses was primarily due to decreases in professional services and advertising costs of $70,000 and $43,000 respectively, which were partially offset by an increase in property taxes of $68,000. The decrease in professional services is due to a decrease in investor advisory services, legal fees and consulting fees. The increase in property taxes for the second quarter of 2002 is attributable to a property tax refund recorded in the second quarter of 2001.

     Interest expense for the six months ended June 30, 2002 was $433,000 compared to $545,000 for the same year-ago period, a decrease of $112,000 or 20.6%. The decrease in interest expense is the result of lower interest rates on borrowings.

     Interest expense for the quarter ended June 30, 2002 was $207,000 compared to $277,000 for the same year-ago period, a decrease of $70,000 or 25.2%. The decrease in interest expense is a result of lower interest rates on borrowings.

     Other income for the six months ended June 30, 2002 was $70,000 compared to $181,000 for the same year-ago period, a decrease of $111,000 or 61.5%. Other income is primarily interest income. The decrease in other income is principally due to lower interest earned on cash balances.

     Other income for the quarter ended June 30, 2002 was $39,000 compared to $104,000 for the same year-ago period, a decrease of $65,000 or 62.5%. Other income is primarily interest income. The decrease in other income is principally due to lower interest earned on cash balances.

     Income tax benefit for the six months ended June 30, 2002 was $139,000 compared to income tax expense of $545,000 for the same period last year, a decrease of $684,000 or 125.4%. The decrease in income tax expense is principally due to lower income before income tax expense and/or benefit.

     Income tax benefit for the quarter ended June 30, 2002 was $401,000 compared to income tax expense of $184,000 for the same period last year, a decrease of $585,000 or 318.2%. The decrease in income tax expense is principally due to lower income before income tax expense and/or benefit.

Liquidity and Capital Resources

     As of June 30, 2002, the Company and its subsidiaries are operating under a credit facility with Merrill Lynch Business Financial Services. The maximum credit available under the facility is $12.0 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $6.0 million in equipment term loans. There was no outstanding balance under the revolving loan at June 30, 2002. The equipment term loans had a combined outstanding balance of $5.4 million at June 30, 2002. The revolving loan and equipment term loans are payable monthly and bear interest at both fixed and variable rates ranging from the 30-day dealer commercial paper rate plus 2.20% to 2.65% to a fixed rate of 6.04%. The revolving loan expires in June 2003 and can be renewed annually. The equipment term loans expire from June 2006 to July 2007. As of June 30, 2002, the Company had outstanding equipment loans and capital lease obligations of approximately $10.7 million with various lenders (including the $5.4 million in equipment term loans discussed above) in connection with the acquisition of equipment. The capital leases are for terms of up to 60 months, at fixed interest rates ranging from 6.04% to 12.75% and the equipment term loans, discussed above, at variable interest rates. The Company's term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at June 30, 2002. The obligations are secured by the equipment financed. The equipment was acquired to expand the Company's capabilities and to support the demand for the Company's services. In addition, the Company has obligations under operating leases of $2.4 million at June 30, 2002.

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's operating and capital requirements for the next twelve months.

     In April 2002, the company purchased 3,300 shares of its common stock for $7,788 and subsequently retired the shares held in treasury.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the six months ended June 30, 2002 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States. The Company had borrowings of $5.4 million at June 30, 2002 under equipment term loans (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the variable rate equipment term loans and the revolving credit facility bear interest at the 30-day dealer commercial paper rate plus 2.20% to 2.65%.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, the amortized interest expense would change by approximately $39,000 on an annual basis.


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on June 18, 2002, the following individuals were elected to the Company's Board of Directors:

                                         Votes For           Votes Withheld
             Emory M. Cohen              6,668,170           27,507
             Thomas D. Gordon            6,670,570           25,107
             Craig A. Jacobson           6,676,470           19,207
             David C. Merritt            6,672,670           23,007
             James R. Parks              6,661,330           34,347


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit 99.1 Certification of James R. Parks, Chief Executive Officer of the Company, Pursuant to 18 U.S.C.
                          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of Robert McClain, Chief Financial Officer of the Company, Pursuant to 18 U.S.C.
                          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LASER-PACIFIC MEDIA CORPORATION


     Dated:  August 13, 2002     /s/James R. Parks
                                 -----------------
                                   James R. Parks
                                   Chief Executive Officer





     Dated:  August 13, 2002     /s/Robert McClain
                                 -----------------
                                   Robert McClain
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)