Form 10-Q
period 2002-09-30
LASER PACIFIC MEDIA CORP
filed 2002-11-13
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 2002
                                       OR
             [   ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

                         Commission File Number 0-19407

                         LASER-PACIFIC MEDIA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                           95-3824617
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

                              809 N. Cahuenga Blvd.
                           Hollywood, California 90038
                                 (323) 462-6266
               (Address, including zip code and telephone number,
                 with area code of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2002 was 7,101,295 shares of Common Stock, $.0001 par value per share.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents




                                                                           Page
                                                                          ------
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Balance Sheets (Unaudited)                  3
          Condensed Consolidated Statements of Operations (Unaudited)        4
          Condensed Consolidated Statements of Cash Flows (Unaudited)        5
          Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2.   Management's Discussion and Analysis of Financial Condition        8
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13

Item 4.   Controls and Procedures                                           13

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14

          Certification                                                     15

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                   September 30,       December 31,
                                                                                        2002               2001
                                                                                   ---------------    ----------------

Assets

Current Assets:
  Cash and cash equivalents                                                   $         6,239,582  $        6,989,781
  Receivables, net of allowance for doubtful accounts                                   3,957,050           3,803,652
  Other current assets                                                                  1,245,549           1,329,817
                                                                                   ---------------    ----------------

    Total Current Assets                                                               11,442,181          12,123,250

Net property and equipment                                                             18,967,332          19,204,407
Other assets                                                                              229,807             200,531
                                                                                   ---------------    ----------------

Total Assets                                                                  $        30,639,320  $       31,528,188
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt            $         3,777,237  $        3,738,680
  Other current liabilities                                                             2,760,049           2,275,160
                                                                                   ---------------    ----------------

    Total Current Liabilities                                                           6,537,286           6,013,840

Notes payable to bank and long-term debt, less current installments                     6,482,791           7,878,227

Stockholders' Equity:
   Preferred stock, $.0001 par value.  Authorized 3,500,000 shares; none issued                --                  --
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued
      7,101,295 shares at September 30, 2002 and 8,004,795 shares at
      December 31, 2001                                                                       710                 800
   Additional paid-in capital                                                          18,089,061          20,363,901
   Accumulated deficit                                                                  (470,528)           (461,440)
   Treasury stock, at cost: 900,200 shares at December 31, 2001                                --         (2,267,140)
                                                                                   ---------------    ----------------

   Net Stockholders' Equity                                                            17,619,243          17,636,121
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                    $        30,639,320  $       31,528,188
                                                                                   ===============    ================


   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                    Three Months ended                     Nine Months ended
                                                                       September 30,                         September 30,
                                                             ----------------------------------     --------------------------------
                                                                  2002               2001               2002              2001
                                                             ---------------    ---------------     --------------    --------------

Revenues                                                  $       7,619,085  $       6,856,819  $      21,414,585  $     24,364,577

Operating costs
      Direct costs                                                4,715,232          4,734,264         13,846,655        15,388,676
      Depreciation and amortization                               1,179,933          1,073,060          3,476,172         3,176,515
                                                             ---------------    ---------------     --------------    --------------
      Total operating costs                                       5,895,165          5,807,324         17,322,827        18,565,191
                                                             ---------------    ---------------     --------------    --------------
      Gross profit                                                1,723,920          1,049,495          4,091,758         5,799,386
Selling, general and administrative
    and other expenses                                            1,216,723          1,174,426          3,569,113         3,543,438
                                                             ---------------    ---------------     --------------    --------------
      Income (loss) from operations                                 507,197          (124,931)            522,645         2,255,948

Interest expense                                                    199,219            229,243            631,733           774,033
Other income and interest income                                     25,604            329,463             95,332           510,750
                                                             ---------------    ---------------     --------------    --------------
      Income (loss) before income tax expense (benefit)             333,582           (24,711)           (13,756)         1,992,665

Income tax expense (benefit)                                        133,896          (400,141)            (4,668)           144,977
                                                             ---------------    ---------------     --------------    --------------
      Net income (loss)                                   $         199,686  $         375,430  $         (9,088)  $      1,847,688
                                                             ===============    ===============     ==============    ==============

Income (loss) per share (basic)                           $            0.03  $            0.05  $          (0.00)  $           0.25
                                                             ---------------    ---------------     --------------    --------------

Income (loss) per share (diluted)                         $            0.03  $            0.05  $          (0.00)  $           0.25
                                                             ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                       7,101,295          7,178,595          7,102,395         7,468,928
                                                             ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                     7,118,784          7,227,083          7,102,395         7,503,313
                                                             ===============    ===============     ==============    ==============















   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                             Nine Months ended September 30,
                                                                                          ---------------------------------------
                                                                                                2002                  2001
                                                                                          -----------------     -----------------
    Cash flows from operating activities:
      Net income (loss)                                                               $            (9,088)  $          1,847,688
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                                         3,476,172             3,176,515
           Gain on sale of property and equipment                                                  (6,623)              (25,713)
           Provision (recovery) of doubtful accounts receivable                                   (70,885)               167,840
           Change in assets and liabilities:
                 Receivables                                                                      (82,514)             1,082,521
                 Other current assets                                                               54,992              (75,350)
                 Other current liabilities                                                         484,889               829,357
                 Other                                                                                  --               561,680
                                                                                          -----------------     -----------------
                     Net cash provided by operating activities                                   3,846,943             7,564,538

    Cash flows from investing activities:
           Purchases of property and equipment                                                 (3,239,098)           (4,496,227)
           Net proceeds from disposal of property and equipment                                      6,623               206,979
                                                                                          -----------------     -----------------
                     Net cash used in investing activities                                     (3,232,475)           (4,289,248)

    Cash flows from financing activities:
           Proceeds borrowed under notes payable to bank and long-term debt                      1,500,000             2,870,251
           Repayment of notes payable to bank and long-term debt                               (2,856,879)           (4,083,454)
           Proceeds from issuance of common stock                                                       --               250,550
           Purchase of treasury stock                                                              (7,788)           (2,063,000)
                                                                                          -----------------     -----------------
                     Net cash used in financing activities                                     (1,364,667)           (3,025,653)

                     Net increase (decrease) in cash and cash equivalents                        (750,199)               249,637
    Cash and cash equivalents at beginning of period                                             6,989,781             4,527,042
                                                                                          -----------------     -----------------
    Cash and cash equivalents at end of period                                        $          6,239,582  $          4,776,679
                                                                                          =================     =================















   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation (the "Company") and its subsidiaries as of September 30, 2002 and December 31, 2001; the results of its operations for the three and nine month periods ended September 30, 2002 and 2001; and cash flows for the nine month periods ended September 30, 2002 and 2001. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

     In accordance with the regulations of the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.


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

     The reconciliation of basic and diluted weighted average shares is as follows:

                                                                      Three Months                        Nine Months
                                                                  Ended September 30,                 Ended September 30,
                                                             -------------------------------     -------------------------------
                                                                 2002              2001              2002              2001
                                                             -------------     -------------     -------------     -------------

Net income (loss)                                        $        199,686  $        375,430  $        (9,088)  $      1,847,688
                                                             =============     =============     =============     =============

Shares:
Weighted average shares used in basic computation               7,101,295         7,178,595         7,102,395         7,468,928
Dilutive stock options and warrants                                17,489            48,488                --            34,385
                                                             -------------     -------------     -------------     -------------
Weighted average shares used in diluted computation             7,118,784         7,227,083         7,102,395         7,503,313

Net income (loss) per common share:
Basic                                                    $           0.03  $           0.05  $         (0.00)  $           0.25
Diluted                                                  $           0.03  $           0.05  $         (0.00)  $           0.25


     Options to purchase shares of common stock at exercise prices ranging from $0.22 to $5.25 per share were outstanding for the three and nine month periods ended September 30, 2002 in the amount of 473,000 and 510,000, respectively, and for the three and nine months ended September 30, 2001 in the amount of 212,000 and 192,000, respectively. Outstanding options were not included in the computation of diluted earnings per share when the exercise price of the options was greater than the average market price of a common share, or the options were anti-dilutive.

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

(5)  Segment Reporting

     In compliance with disclosure regarding SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has one business segment - post-production services.

(6)  Recent Accounting Pronouncements

Accounting for Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The Company adopted Statement No.'s 141 and 142 effective January 1, 2002. The adoption of the pronouncement did not have a material impact on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving certain implementation issues associated with Statement No. 121. The Company adopted Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the Company's financial statements.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion No. 30"), in determining the classification of gains and losses resulting from extinguishments of debt.

     Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

     Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 (e.g., January 1, 2003 for calendar-year companies), with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The Company adopted Statement No. 145 effective January 1, 2002. The adoption of Statement No. 145 did not have a material impact on the Company's financial statements.

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit and Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under Statement No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This Statement is effective for exit or disposal activities initiated after December 31, 2002. Management believes the adoption of Statement No. 146 will not have a material impact on the Company's financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included within this report, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and fall under the respective safe harbors. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, actual results and financial position could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the Company's ability to successfully expand capacity; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are urged to carefully review and consider various disclosures made by the Company in its filings with the SEC to advise interested parties of certain risks and other factors that may affect the Company's business and operating results.


Critical Accounting Policies

     Laser-Pacific Media Corporation's critical accounting policies are as follows:

     Depreciation and amortization of property and equipment,

     Valuation of long-lived assets,

     Accounting for income taxes, and

     Valuation of Accounts Receivable.

Depreciation and Amortization of Property and Equipment

     The Company, a capital-intensive enterprise, depreciates and amortizes property and equipment on a straight-line basis over the estimated useful lives of the related assets. Significant management judgment is required to determine the useful lives of the assets. The useful lives are as follows:


         -------------------------------- --------------------------
                  Type of Asset                  Useful Life
         -------------------------------- --------------------------
         Automobiles                      4 years
         -------------------------------- --------------------------
         Furniture and Fixtures           5 years
         -------------------------------- --------------------------
         Technical Equipment              7 years
         -------------------------------- --------------------------
         Leasehold Improvements           10 years
         -------------------------------- --------------------------
         Building Improvements            10 years
         -------------------------------- --------------------------
         Buildings                        30 years
         -------------------------------- --------------------------

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

     If the assets are considered to be impaired, the impairment that is recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in the reported results would increase.

Accounting for Income Taxes

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on future taxable income, the ability to deduct tax loss carry forwards against future taxable income, the effectiveness of the tax planning and strategies among the various tax jurisdictions in which the Company operated, and any significant changes in the tax laws. For the years ended December 31, 2001, 2000 and 1999, valuation allowances of $879,000, $1,315,000 and $2,173,000 were eliminated since management determined that it was more likely than not that the related deferred tax assets would be realized. As of September 30, 2002 and December 31, 2001, the Company had no valuation allowance related to deferred tax assets of $369,000 and $362,000, respectively. In the event that the actual results differ from the estimates or the Company adjusts the estimates in future periods, it may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

     The Company's effective tax rate in 2001 was 18.6%, principally resulting from the elimination of valuation allowances of $879,000. Income tax expense for 2002 is computed using the estimated effective tax rate of 40% to apply for all of 2002. The rate is subject to ongoing review and evaluation by management.

Valuation of Accounts Receivable

     The Company regularly assesses its accounts receivable balance and creates an allowance for the amount the Company considers uncollectable. The purpose of this allowance is to reduce the accounts receivable balance to the estimated net realizable balance. Significant management judgment is required to determine an appropriate level for the allowance. The allowance is determined considering the following criteria: delinquency of individual accounts, collection history of specific customers, and the ability of clients to make payments. If the allowance were revised to reflect a change in management's assessment of the criteria described above, the impact on the Company's financial position and results of operations could be material.


Results of Operations

     Revenues  for the  nine  months  ended  September  30,  2002  decreased  to
$21,415,000 from $24,365,000 for the same year-ago period, a decrease of $2,950,000 or 12.1%. The decrease in revenues is primarily attributable to a decrease in demand for the Company's services during the first and second quarters of 2002, which was partially offset by an increase in revenues during the third quarter of 2002. Factors contributing to this decrease in demand were: the overall economic downturn in the entertainment and advertising sectors and the associated corporate cost cutting; the continuing trend of reality programming which uses little of the Company's services; a reduction in the number of movies for television as well as fewer theatrical releases during the first and second quarters; and certain clients utilizing formats that require a lower volume of film processing.

     Revenues for the three months ended September 30, 2002 increased to $7,619,000 from $6,857,000 for the same year-ago period, an increase of $762,000 or 11.1%. The increase in revenues is primarily attributable to an overall increase in demand for the Company's services. A significant portion of the increase can be attributed to increased demand for the Company's telecine services as a result of the increased number of theatrical releases, which was partially offset by a decrease in film processing services due to certain clients utilizing formats that require a lower volume of film processing.

     Operating costs for the nine months ended September 30, 2002 were $17,323,000 versus $18,565,000 for the same year-ago period, a decrease of $1,242,000 or 6.7%. The decrease in operating costs is primarily due to decreases in the following; wages and salaries of production personnel of $982,000; bad debt expense of $239,000; and videotape stock expense of $131,000. The decrease was partially offset by an increase in equipment rental expense of $93,000. The decreases in wages and salaries and videotape stock expense are primarily due to the overall decrease in demand for the Company's services that occurred throughout the first half of the year. The reduction in bad debt expense is primarily attributable to improved collections. The increase in equipment rental expense is primarily the result of the increased demand for the Company's services during the three months ended September 30, 2002. Total operating costs, including depreciation, as a percentage of revenues for the nine months ended September 30, 2002 were 80.9% compared with 76.2% for the same year-ago period.

     Operating costs for the three months ended September 30, 2002 were $5,895,000 versus $5,807,000 for the same year-ago period, an increase of $88,000 or 1.5%. The increase in operating costs is primarily the result of increases in videotape stock expense of $126,000 and depreciation expense of $107,000. The increase in videotape stock expense is primarily attributable to the increased demand for the Company's services discussed above. The increase in depreciation expense is primarily the result of purchases of equipment to expand the Company's capabilities. These increases were partially offset by decreases in wages and salaries of production personnel of $131,000 and bad debt expense of $69,000. The decrease in wages and salaries is primarily the result of a decrease in the number of employees and fewer overtime hours worked. The reduction in bad debt expense is primarily attributable to improved collections. Total operating costs, including depreciation, as a percentage of revenues for the three months ended September 30, 2002 were 77.4% compared with 84.7% for the same year-ago period.

     For the nine months ended September 30, 2002, the Company recorded a gross profit of $4,092,000 compared with $5,799,000 for the same year-ago period, a decrease of $1,708,000 or 29.4%. The decrease in gross profit is primarily the result of the decrease in revenues partially offset by the decrease in operating costs explained above. Revenues decreased 12.1% while operating costs decreased 6.7% as compared to the same year-ago period.

     For the three months ended September 30, 2002, the Company recorded a gross profit of $1,724,000 compared to a gross profit of $1,049,000 for the same year-ago period, an increase of $674,000 or 64.3%. The increase in gross profit is primarily the result of the increase in revenues partially offset by the increase in operating costs explained above. The operating costs were further minimized by the decrease in wages discussed above. Revenues increased 11.1% while operating costs increased 1.5% as compared to the same year-ago period.

     Selling, general and administrative and other expenses ("SG&A expenses") for the nine months ended September 30, 2002 were $3,569,000 compared to $3,543,000 during the same year-ago period, an increase of $26,000 or 0.7%. The increase is primarily attributable to increases in wages and salaries for administrative personnel of $108,000 and taxes and licenses of $108,000, which were partially offset by decreases in advertising and promotion of $86,000 and professional services of $122,000. The increase in wages and salaries is primarily attributable to compensation increases. The increase in taxes and licenses is primarily due to adjustments in 2001 that decreased property tax as the result of a property tax audit concluded in 2001 encompassing tax years 1995-1999. The decrease in advertising and promotion is primarily the result of management's efforts to reduce expenses. The decrease in professional services is primarily due to a decrease in investor advisory services and legal fees, which was partially offset by increases in accounting and consulting fees.

     SG&A expenses for the three months ended September 30, 2002 were $1,217,000 compared to $1,174,000 for the same year-ago period, an increase of $42,000 or 3.6%. The increase is primarily attributable to increases in wages and salaries for administrative personnel of $18,000 and taxes and licenses of $42,000, which were partially offset by a decrease in advertising and promotion of $24,000. The increase in wages and salaries is primarily attributable to compensation increases. The increase in taxes and licenses is primarily due to adjustments in 2001 that decreased property tax as the result of a property tax audit concluded in 2001 encompassing tax years 1995-1999. The decrease in advertising and promotion is primarily the result of management's efforts to reduce expenses.

     Interest expense for the nine months ended September 30, 2002 was $632,000 compared to $774,000 for the same year-ago period, a decrease of $142,000 or 18.4%. The decrease in interest expense is primarily the result of lower interest rates on borrowings.

     Interest expense for the three months ended September 30, 2002 was $199,000 compared to $229,000 for the same year-ago period, a decrease of $30,000 or 13.1%. The decrease in interest expense is primarily the result of lower interest rates on borrowings.

     Other income and interest income for the nine months ended September 30, 2002 was $95,000 compared to $511,000 for the same year-ago period, a decrease of $415,000 or 81.3%. In 2002, other income and interest income is primarily comprised of interest income. In 2001, other income and interest income included income recognized from a research and development collaboration agreement of $193,000, a gain on the sale of the Company's interest in Composite Image Systems, LLC ("CIS") of $83,000, discussed below, and interest income of $110,000.

     Other income and interest income for the three months ended September 30, 2002 was $26,000 compared to $329,000 for the same year-ago period, a decrease of $304,000 or 92.2%. In 2002, other income and interest income is primarily comprised of interest income. In 2001, other income and interest income included income recognized from a research and development collaboration agreement of $193,000, a gain on the sale of the Company's interest in CIS of $83,000, discussed below, and interest income of $25,000.

     Income tax benefit for the nine months ended September 30, 2002 was $5,000 compared to income tax expense of $145,000 for the same year-ago period, a decrease of $150,000 or 103.2%. The decrease in income tax expense is principally due to lower income before income tax expense and/or benefit. The decrease in income tax expense was partially offset by the elimination of a valuation allowance against deferred tax assets that occurred during the nine months ended September 30, 2001.

     Income tax expense for the three months ended September 30, 2002 was $134,000 compared to an income tax benefit of $400,000 for the same year-ago period, an increase of $534,000 or 398.8%. The increase in income tax expense is primarily attributable to the elimination of a valuation allowance against deferred tax assets that occurred during the three months ended September 30, 2001.

Liquidity and Capital Resources

     As of September 30, 2002, the Company and its subsidiaries are operating under a credit facility with Merrill Lynch Business Financial Services. The maximum credit available under the facility is $12.5 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $6.5 million in equipment term loans. The term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at September 30, 2002. As of September 30, 2002, the outstanding borrowing under the facility is listed below:

                          Merrill Lynch Credit Facility

-------------------------------------------- ----------------------- -----------------------------------------------------------
            Type of Obligation                     Balance at                              Interest Rate
                                               September 30, 2002
-------------------------------------------- ----------------------- -----------------------------------------------------------
Revolving Loan                                          $      0.00  "30-day dealer commercial paper" rate plus 2.20%
-------------------------------------------- ----------------------- -----------------------------------------------------------
Variable Rate Equipment Loan                            $   733,000  "30-day dealer commercial paper" rate plus 2.65%
-------------------------------------------- ----------------------- -----------------------------------------------------------
Variable Rate Equipment Loan                            $ 3,400,000  "30-day dealer commercial paper" rate plus 2.20%
-------------------------------------------- ----------------------- -----------------------------------------------------------
Fixed Rate Equipment Loan                               $   500,000    4.64%
-------------------------------------------- ----------------------- -----------------------------------------------------------
Fixed Rate Equipment Loan                               $   950,000    6.04%
-------------------------------------------- ----------------------- -----------------------------------------------------------

     The revolving loan expires in June 2003 and can be renewed annually. The equipment term loans expire from June 2006 through October 2007. The revolving loan and equipment term loans are payable monthly.

     In addition to the borrowings listed above, as of September 30, 2002, the Company had outstanding equipment term loans and capital lease obligations of approximately $4,677,000 with various other lenders in connection with the acquisition of equipment. The obligations are for terms of up to 60 months, at fixed interest rates ranging from 7.50% to 12.75%. The obligations are secured by the equipment financed. The equipment was acquired to expand the Company's capabilities and to support the demand for the Company's services. In addition, the Company has obligations under operating leases, relating to facilities, of $2.3 million at September 30, 2002.

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

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in CIS to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company gave a corporate guarantee in connection with a lease obligation of the joint venture, and CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease. The Company estimates that, as of September 30, 2002, the current principle balance outstanding on the equipment lease was approximately $220,000.

Seasonality and Variation of Quarterly Results

     The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the post-production industry. Historically, revenues and net income have been highest during the first and fourth quarters, when the production of television programs and consequently the demand for the Company's services is at its highest. Historically, revenues have been substantially lower during the second and third quarters.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company does not invest, and during the nine and three months ended September 30, 2002 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States. The Company had borrowings of $4.1 million at September 30, 2002 under the variable rate equipment term loans (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the variable rate equipment term loans and revolving credit facility bear interest at the "30-day dealer commercial paper" rate plus 2.20% to 2.65%.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, the amortized interest expense would change by approximately $37,000 annually.


Item 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There were no significant changes in the Company's internal controls or in other factors that would significantly affect those internal controls subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the Company's internal controls, the Company did not take any corrective actions.


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



                                    LASER-PACIFIC MEDIA CORPORATION
                                    (Registrant)


    Dated:  November 13, 2002       /s/James R. Parks
                                    -----------------
                                    James R. Parks
                                    Chief Executive Officer





    Dated:  November 13, 2002       /s/Robert McClain
                                    -----------------
                                    Robert McClain
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Certification

     Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Laser-Pacific Media Corporation, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.
Section 240.13a-14.


Certification of Chief Executive Officer

I, James R. Parks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laser-Pacific Media Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                                    /s/James R. Parks
                                                    -----------------
                                                    James R. Parks
                                                    Chief Executive Officer

Certification of Chief Financial Officer

I, Robert McClain, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laser-Pacific Media Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                                    /s/Robert McClain
                                                    -----------------
                                                    Robert McClain
                                                    Chief Financial Officer