Form 10-K
period 2002-12-31
LASER PACIFIC MEDIA CORP
filed 2003-03-28
CIK 875738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 0-16323
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 (based upon the closing price per share of $2.51 on the NASDAQ National Market on that date) was $15,156,000.

Number of shares of Common Stock, $.0001 par value per share, outstanding as of February 28, 2003: 7,101,295.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2003, are incorporated by reference into Part III hereof.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents




Part I                                                                                                            Page

Item 1.      Business                                                                                                3
Item 2.      Properties                                                                                              6
Item 3.      Legal Proceedings                                                                                       6
Item 4.      Submission of Matters to a Vote of Security Holders                                                     6

Part II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters                                    7
Item 6.      Selected Financial Data                                                                                 8
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                  10
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                             20
Item 8.      Financial Statements and Supplementary Data                                                            20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   20

Part III

Item 10.     Directors and Executive Officers of the Registrant                                                     45
Item 11.     Executive Compensation                                                                                 45
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters         45
Item 13.     Certain Relationships and Related Transactions                                                         45
Item 14.     Controls and Procedures                                                                                45

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                       46

             Signatures                                                                                             48

             Certifications                                                                                         49


                                     PART I

ITEM 1.  BUSINESS

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that Laser-Pacific Media Corporation, ("Laser-Pacific" or the "Company") expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and fall under the safe harbor. These forward-looking statements are usually preceded by one or a combination of the following words: "believes," "anticipates," "plans," "may," "hopes," "can," "will," "expects," "estimates," "continues," "with the intent," and "potential." However, if a forward-looking statement is not preceded by one of these words that does not mean that it is not a forward-looking statement. Specific instances of forward-looking statements that exist in the below section of this document include the following: the unionization of some of the Company's employees at its Pacific Film Laboratories under Item 1 of this Form 10-K; plans to purchase/lease additional property in 2003 under Item 2 of this Form 10-K; and the Company's lack of knowledge concerning any potential lawsuits that could be filed against the Company under Item 3 of this Form 10-K. In all cases where a forward-looking statement is identified, the actual results of operations and financial position could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors. Examples of risk factors include: the terms of the contract that the Company negotiates with the new union; terms of contracts and availability of property for lease/purchase; the amount and nature of any lawsuit that could be filed against the Company; the Company's ability to successfully expand capacity; general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, including those disclosed in this report and the Company's other reports filed with the Securities and Exchange Commission ("SEC"), many of which are beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


General

     Laser-Pacific Media Corporation, a Delaware corporation, was formed by the merger of Spectra Image, Inc. and Pacific Video, Inc. in September 1990. Both of the predecessor companies were organized in 1983. Additional information about the Company, its code of ethics, and access to its other SEC filings are available at the Company's website, www.laserpacific.com. This website address is not an active hyperlink for readers accessing this Form 10-K electronically and none of the information contained on the Company's website is part of, or incorporated into, this Form 10-K.

     Laser-Pacific is a provider of a broad range of post-production services to the motion picture and television industries from its facilities in Hollywood, California. These post-production services include technical and creative services provided to the producers of primetime network television series, television movies, and theatrical motion pictures. The Company's primary services include telecine, editing, color timing, digital graphics and visual effects, duplication, and digital compression, which are described in further detail below. Additionally, the Company provides sound editing and mixing, digital preview services, motion picture film processing, DVD authoring and mastering, and numerous additional services as required by our customers. At the end of the process, the Company provides our customers with a completed master in high definition, standard definition, or data format for television, home video, DVD, or film release.

     The Company is recognized as an industry leader in the development and introduction of new methods and technology in service of television, motion pictures and digital multimedia. The Company led the television industry in the move from film to electronic and digital based techniques in post-production through the introduction of its proprietary Electronic Laboratory(TM) and has received five Emmy Awards for Outstanding Achievement in Engineering for its developments. A few of the awards the Company has received are detailed below:

     - 2001 Emmy  Award for  Engineering  Excellence

     - This award was given in recognition for significant contributions to the creation of the 24P High Definition technology that has become standard throughout the industry;

     - 1996 Emmy  Award for  Engineering  Excellence  - This  award was given in
recognition  of  Laser-Pacific's   development  of  the  SuperComputer  Assembly
System(TM);

     - 1989 Emmy Award for Engineering Excellence - This award was given in recognition of Laser-Pacific's development of the Electronic Laboratory(TM);

     - 1999 Winner of the International Teleproduction Society Award for Best Electronic Visual Effects for "The Journey of Allen Strange";

     - 2001 Video Excellence Award granted by the DVD Association for Added Value and Special Features on "The Cell" (New Line Home Video); and - 1998 DIVI Gold Medal for Best DVD/Web Interactivity in conjunction with InterActual Technologies for work performed on the movie "Lost in Space" (New Line Home Video).

Services

     The principal categories of services offered by the Company are:

     Motion Picture Film Processing - The Company operates five negative processing machines at its Pacific Film Laboratories facility, located in Hollywood, California. Pacific Film Laboratories develops customers' film negatives after photography, with the capacity to develop approximately 2 million feet of film per week.

     Telecine Transfer - Laser-Pacific operates nine telecine suites that are used to transfer images from customers' original film negatives to digital video suitable for subsequent post-production processes. These telecine suites are also used for transferring from completed motion pictures to video masters for electronic distribution, digital cinema, videocassette and DVD, and other uses after initial film release. Currently, three telecine suites are used for digital standard definition, four are used for both digital standard definition as well as digital high definition, and two are used for only digital high definition. Revenues from telecine transfer accounted for approximately 24%, 23%, and 24% of the Company's total revenue in 2002, 2001, and 2000, respectively.

     Editing - The Company operates eight editing suites, for preparing broadcast quality videotape masters or conformed digital motion picture masters for its customers. These editing suites engage in conforming or assembly of television programs and motion pictures, including creation of visual effects, titles, and graphics. These editing suites are used for assembly of television programs and motion pictures, including creation of visual effects, titles, and graphics. Three of the suites are equipped for standard definition editing only, three for high definition editing only, and two are used for both standard definition and high definition. Additionally, the Company's SuperComputer Assembly system provides high definition and standard definition assembly capability equivalent to four or five additional conventional editing rooms. Revenues from editing accounted for approximately 28%, 25%, and 23% of the Company's total revenues in 2002, 2001, and 2000 respectively.

     Color Timing - The Company operates five timing suites that are used for the final color balancing and image enhancement of customers' programs. Three of these suites are equipped for digital high definition and two for standard definition. In January 2003, the Company completed construction of its new digital timing theatre designed specifically to perform final color timing of theatrical motion pictures.

     Digital  Graphics  and  Visual  Effects  -  The  Company's  Visual  Effects
Department is equipped with a variety of digital video effects systems used to create graphical elements, special effects, and other specialized work for television and motion pictures.

     Sound Editing and Mixing - The Company's post-production sound department, Pacific Sound Services, includes ten digital sound editing systems, a sound effects and dialogue recording studio, and a re-recording studio for accomplishing the final sound mix of customers' programs.

     Digital Compression Services - Using an IBM SuperComputer and other specialized computer systems, the Company provides digital compression and related services, which result in the creation of data recordings for use in CD-ROM, digital file servers and video-on-demand applications. The Company also provides digital compression and "authoring" services for the creation of DVDs. "Authoring" is the industry term that describes the creation of disc navigation and interactivity capability in a DVD replication master, including DVD menu design and formatting.

     Digital Preview - This category of service was added in 2002. The Company creates a digital master to be used in previewing new theatrical motion pictures and providing, on a rental basis, the equipment and personnel needed to preview motion pictures in theatres throughout the country.

     Duplication  and  Other  Services  -  The  Company  provides   duplication,
restoration, digital file conversion, screening, and a variety of other services to fulfill the production and delivery needs of its customers.

     The Company's primary customers are the major motion picture and television studios and production companies. The Company's ten largest customers accounted for approximately 76% of total revenues in 2002. During 2002, 20th Century Fox, CBS Productions, Walt Disney and their affiliated companies, accounted for 12%, 11% and 11%, respectively, of the Company's total revenues.

Revenues from Foreign Sources

     The Company had no material revenues from foreign sources.

Seasonality and Variation of Quarterly Results

     The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the television post-production industry. Since the majority of the Company's business is derived from programs aired on primetime television, revenues and net income have been highest during the first and fourth quarters, when the production of television programs and, consequently, the demand for the Company's services are at their highest. Revenues have historically been substantially lower during the second and third quarters.

Employees

     At December 31, 2002, the Company had approximately 226 employees. Approximately, twenty-five of those employees are represented by the International Alliance of Theatrical and Stage Employees (I.A.T.S.E.) pursuant to a collective bargaining agreement put into place on July 15, 2002 that will expire on July 15, 2005. On January 23, 2003, eleven of the Company's Pacific Film Laboratory employees voted to be represented by I.A.T.S.E. Local 683. The Company is currently in contract negotiations with Local 683. The Company believes that the unionization of the employees at Pacific Film Laboratories will not materially adversely affect the Company's results of operations or financial condition. The Company has never experienced a work stoppage and considers its relations with its employees to be good.

Competition

     The Company experiences competition in all phases of its business from a number of companies. Some competitors are also clients of the Company. Some of the Company's competitors specialize in specific service areas, such as sound, film laboratory or editing, and some are fully integrated and offer a complete range of post-production services. Some of the Company's competitors have financial  resources  that  are  materially  greater  than  the  Company's.  The
Company's services are, for the most part, standard throughout the industry, therefore, customer service, price and relationships between the Company's employees and its clients are key to the Company's ability to retain clients and obtain new business. Additionally, due to the nature of the Company's core business, post-production, the majority of the Company's competitors are located in the Southern California area. If a large amount of production were to leave the Southern California area, the Company would face competition from competitors in other parts of the country and the world.

Environmental Control Expenditures

     The Company made no material expenditures in connection with environmental regulations in 2002.

ITEM 2.  PROPERTIES

     The Company owns two buildings with a total of 22,000 square feet located on lots totaling 39,000 square feet in Hollywood, California, where it provides film processing, sound editing and mixing services. In addition, the Company leases approximately 47,000 square feet in five buildings in Hollywood, California, which contain executive offices and its post-production facilities. Three of the larger facilities are on five-year leases that extend through the year 2006. Two of the leases are on a month-to-month basis. The Company plans to lease additional space in 2003 to support the demand for its services.

     The Company believes that its facilities, some of which include the use of chemical products, substantially comply with all applicable environmental and other laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may have certain contingent liabilities and claims incident to the ordinary course of business. At this time, management believes that these ordinary course proceedings will not have a material adverse effect on the Company's results of operations or financial position and is not aware of any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that Laser-Pacific expects or anticipates will or may occur in the future, specifically, the Company's plans to not pay dividends in the foreseeable future, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and fall under the safe harbor. The decision to pay a dividend could be impacted by large increases or decreases in the Company's cash balances; market conditions; lawsuits that could be filed against the Company; and other factors, many of which are beyond the control of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "LPAC." The following table reflects, for the quarters indicated, the range of high and low intra-day selling prices of the Company's Common Stock. This information is based on intra-day selling prices as reported by the NASDAQ National Market.


                                                     High             Low
    2002
    First Quarter                                    $3.03            $2.22
    Second Quarter                                   $2.80            $2.24
    Third Quarter                                    $2.55            $1.70
    Fourth Quarter                                   $2.10            $1.42

    2001
    First Quarter                                    $3.31            $1.38
    Second Quarter                                   $3.90            $1.25
    Third Quarter                                    $5.50            $2.63
    Fourth Quarter                                   $5.55            $2.20


     The Company had approximately 3,000 stockholders on March 15, 2003.

     The Company has never paid a cash dividend on its shares of Common Stock and currently intends to retain its earnings, if any, for use in its operations and the expansion of its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

     The Company's equity compensation plan information is detailed below.

     Equity Compensation Plan Information

     --------------------------- ---------------------------- ----------------------------- ------------------------------
                                                                                                Number of securities
                                                                                               remaining available for
                                 Number of securities to be                                 future issuance under equity
                                   issued upon exercise of     Weighted-average exercise         compensation plans
                                    outstanding options,          price of outstanding          (excluding securities
                                     warrants and rights      options, warrants and rights    reflected in column (a))
     Plan Category                           (a)                          (b)                            (c)
     --------------------------- ---------------------------- ----------------------------- ------------------------------
     Equity Compensation plans             528,400                       $3.23                         34,600
     approved by security
     holders
     --------------------------- ---------------------------- ----------------------------- ------------------------------
     Equity Compensation plans
     not approved by security
     holders                                 --                           --                             --
     --------------------------- ---------------------------- ----------------------------- ------------------------------
               Total                       528,400                       $3.23                         34,600
     --------------------------- ---------------------------- ----------------------------- ------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for each of the last five fiscal years:

                                                                         (In thousands except for per share data.)

                                                                        Fiscal Year Ended December 31,
                                                           2002          2001           2000             1999            1998
Statement of Operations Data:
  Revenues.......................................       $31,752       $33,647        $33,058          $30,991         $30,699

  Operating expenses:
    Direct.......................................        19,306        20,513         19,721           19,753          19,183
    Depreciation.................................         4,699         4,305          4,161            3,258           3,572
                                                 ---------------  ------------  -------------   --------------  --------------
                                                         24,005        24,818         23,882           23,012          22,755
                                                 ---------------  ------------  -------------   --------------  --------------
Gross profit.....................................         7,747         8,829          9,176            7,980           7,944
Selling, general and administrative expenses.....         5,076         5,039          4,648            4,570           4,616
                                                 ---------------   ------------  -------------   --------------  --------------

Income from operations...........................         2,671         3,790          4,528            3,410           3,328
Interest expense.................................         (784)       (1,164)        (1,241)          (1,241)         (1,288)
Gain on sale of subsidiary.......................           ---           ---            ---              ---             875
Other income.....................................           112           543            253            2,382             114
Income tax expense(benefit)......................           820           588             30            (285)             109
                                                 ---------------  ------------  -------------   --------------  --------------
Net income.......................................        $1,179        $2,581         $3,510           $4,836          $2,920
                                                 ===============  ============  =============   ==============  ==============


Net income per share (basic).....................         $0.17         $0.35          $0.45            $0.65           $0.41
                                                 ---------------  ------------  -------------   --------------  --------------

Net income per share (diluted)...................         $0.17         $0.35          $0.44            $0.62           $0.39
                                                 ---------------  ------------  -------------   --------------  --------------

Weighted average shares outstanding (basic)......         7,102         7,384          7,726            7,491           7,163
                                                 ===============  ============  =============   ==============  ==============

Weighted average shares outstanding (diluted)....         7,121         7,419          8,003            7,838           7,510
                                                 ===============  ============  =============   ==============  ==============

                                                                               At December 31,
                                                           2002          2001           2000             1999            1998
Balance Sheet Data:

  Working capital................................        $6,676        $6,478         $5,547           $2,923          $2,461
  Total assets...................................        34,300        31,897         30,594           29,668          20,397
  Current installments of notes payable bank
     and long-term debt..........................         3,528         3,739          3,490            3,718           2,462
  Notes payable to bank and long-term debt,
     less current installments...................         8,415         7,878          7,934           10,303           7,629
  Net stockholders' equity.......................       $18,808       $17,636        $16,894          $13,368          $8,405


Quarterly Financial Information

     The following table summarizes unaudited selected financial data of the Company and its consolidated subsidiaries for each quarter during the last two fiscal years:




                                                                                  2002
                                          -----------------------------------------------------------------------------------
                                             December 31          September 30            June 30              March 31
                                          ------------------   -------------------   ------------------   -------------------

 Revenues                              $      10,337,000    $       7,619,000     $       5,806,000    $       7,989,000
                                          ------------------   -------------------   ------------------   -------------------

 Income (loss) from operations                 2,148,000              507,000              (834,000)             850,000
                                          ------------------   -------------------   ------------------   -------------------

 Net income (loss)                             1,189,000              200,000              (602,000)             393,000
                                          ==================   ===================   ==================   ===================

 Net income (loss) per share basic     $          $0.17     $           0.03      $          (0.08)    $           0.06
                                          ==================   ===================   ==================   ===================

 Net income (loss) per share diluted   $          $0.17     $           0.03      $          (0.08)    $           0.06
                                          ==================   ===================   ==================   ===================



                                                                                  2001
                                          -----------------------------------------------------------------------------------
                                             December 31          September 30            June 30              March 31
                                          ------------------   -------------------   ------------------   -------------------

 Revenues                              $       9,283,000    $       6,857,000     $       7,581,000    $       9,927,000
                                          ------------------   -------------------   ------------------   -------------------

 Income (loss) from operations                 1,534,000             (125,000)              457,000            1,924,000
                                          ------------------   -------------------   ------------------   -------------------

 Net income                                      734,000              375,000               101,000            1,371,000
                                          ==================   ===================   ==================   ===================

 Net income per share basic            $           0.10     $           0.05      $           0.01     $           0.18
                                          ==================   ===================   ==================   ===================

 Net income per share diluted          $           0.10     $           0.05      $           0.01     $           0.17
                                          ==================   ===================   ==================   ===================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that Laser-Pacific expects or anticipates will or may occur in the future, specifically, the Company's plans to not pay dividends in the foreseeable future, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and fall under the safe harbor. Specifically, the reduction in film processing revenues could be affected by a change in the type of clients the Company is servicing, changes in labor agreements relating to the Company's film lab, discussed above, and numerous other factors, including industry and technological advances, many of which are out of the control of the Company. Also, the anticipation that the Company will be able to satisfy its cash requirements over the next twelve months could be impacted by large swings in its cash balances, failure to remain in compliance with debt covenants, an industry wide slowdown, or one of many other factors, many of which are out of the control of the Company. Additionally, please reference prior filings of the Company at its website for risk factor discussions within those documents, and the other italicized discussions on pages 3 and 7 contained herein, which contain information pertinent to the entire filing.


Results of Operations

2002 Compared to 2001

     Revenues for the year ended December 31, 2002 decreased to $31.8 million from $33.6 million for the year ended December 31, 2001, a decrease of $1.8 million or 5.6%. The decrease in revenues is principally due to a decrease in demand for the Company's services in the first six months of 2002, which was partially offset by an increase in demand for the Company's services during the last six months of 2002. The following factors impacted the decrease in revenues: the overall economic downturn in the entertainment and advertising sectors and the associated corporate cost cutting; the continuing trend of reality programming which uses little of the Company's services; a reduction in the number of movies for television and certain clients utilizing formats that require a lower volume of film processing. These factors were partially offset by the Company's revenues from services related to motion pictures, which increased during the third and fourth quarters.

     Film processing revenues decreased to $1,561,000 in 2002 from $2,545,000 in 2001, a decrease of $1.0 million or 38.7%. This significant decrease has primarily been due to the Company's clients utilizing formats that require a lower volume of film processing. Specifically, for the 2002-2003 television broadcast season, the majority of the situation comedies for which the Company performs services have been and are being produced on videotape. In the five year period from 1998 to 2002, film processing revenues have dropped from $3.3 million in 1998 to $1.6 million in 2002, a decrease of $1.7 million or 51.5%. Film processing was 10.9% of total revenues in 1998, as compared to 4.9% of total revenues in 2002. The Company believes that revenues from film processing associated with television production will continue to decline in the next fiscal year.

     Operating expenses, excluding depreciation, for the year ended December 31, 2002, were $19.3 million versus $20.5 million for the comparable year-ago period, a decrease of $1.2 million or 5.9%. The decrease in operating expenses is primarily the result of a decrease in wages and salaries of $680,000 and a decrease in bad debt expense of $482,000. Decreases in wages and salaries were primarily the result of the overall decrease in demand for the Company's services that occurred in the first half of 2002. The decrease in bad debt expense is primarily the result of improved collection activities on the part of the Company's management. Operating expenses, excluding depreciation, as a percentage of revenues, were 60.8% in 2002 compared to 61.0% in 2001.

     Depreciation expense for the year ended December 31, 2002 was $4.7 million compared to $4.3 million for the same year-ago period, an increase of $394,000 or 9.1%. The increase in depreciation expense is primarily due to acquisitions of new equipment and investment in new technology. Total operating costs, including depreciation, as a percentage of revenues for the year ended December 31, 2002, were 75.6% compared with 73.8% for the same year-ago period.

     For the year ended December 31, 2002, the Company recorded a gross profit of $7.7 million compared to $8.8 million for the same year-ago period, a decrease of $1.1 million or 12.3%. The decrease in gross profit is primarily the result of reduced revenues partially offset by decreased operating expenses discussed above. Gross profit, as a percentage of revenues, was 24.4% in 2002 compared to 26.2% in 2001.

     Selling, general and administrative expenses ("SG&A expenses") for the year ended December 31, 2002 were $5.0 million as compared to $5.0 million during the same year-ago period. Increases in insurance expense of $29,000, bank charges of $32,000, wages and salaries of $57,000, and tax and license fees of $100,000 were offset by decreases in advertising and promotion of $78,000 and professional services fees of $129,000. Total SG&A expenses as a percentage of revenues were 16.0% in 2002 compared to 15.0% in 2001.

     Income from operations for the year ended December 31, 2002 was $2.7 million compared to $3.8 million for the same year-ago period, a decrease of $1.1 million or 29.0%. The decrease in income from operations is primarily the result of the overall decrease in demand for the Company's services resulting in reduced revenues as discussed above partially offset by the decrease in operating expenses also discussed above.

     Interest expense for the year ended December 31, 2002 was $784,000 compared to $1.2 million for the same year-ago period, a decrease of $379,000 or 32.6%. The decrease in interest expense is primarily due to lower interest rates on outstanding borrowings resulting mostly from a refinancing of debt in 2002.

     Other income for the year ended December 31, 2002 was $112,000 compared to $543,000 for the same year-ago period, a decrease of $431,000 or 79.3%. In 2002, other income was primarily interest income. In 2001, other income included income recognized from a research and development collaboration agreement of $193,000, a gain on the sale of the Company's interest in Composite Image Systems LLC ("CIS") of $83,000, which is discussed further in "Matters Affecting Operations," and interest income resulting from higher interest rates paid on cash balances.

     Income tax expense for the year ended December 31, 2002 was $820,000 compared to $588,000 for the same year-ago period, an increase of $232,000 or 39.5%. The effective tax rate was approximately 41.0% in 2002 and 18.6% in 2001. The 2002 income tax expense is comprised of federal income taxes of $710,000 and state income taxes of $110,000. The rate exceeded the statutory tax rate principally due to the expiration of tax credits. In 2001, the Company's effective tax rate for federal income taxes differed from the statutory U.S.
Federal and state tax rate of approximately 40% principally due to the elimination of a valuation allowance for deferred tax assets of $879,000. The Company anticipates that the combined Federal and state effective tax rate for 2003 will be approximately 40%.

     Based on the above factors, the Company reported net income of $1.2 million or $0.17 per diluted share in 2002 versus reported net income of $2.6 million or $0.35 per diluted share in 2001.

Fourth Quarter 2002

     The following table summarizes selected financial data of the Company and its consolidated subsidiaries for the fourth quarters ended December 31, 2002 and December 31, 2001.

                                            Three Months ended December 31,                    Increase (Decrease)
                                              2002                   2001                 Dollars               Percent

Revenues                           $          10,337,000  $            9,283,000  $         1,054,000            11.4%

Operating expenses                             6,682,000               6,253,000              429,000            6.9%
Gross profit                                   3,655,000               3,030,000              625,000            20.6%
SG&A expenses                                  1,507,000               1,496,000               11,000            0.7%
                                        -----------------      ------------------

Income from operations                         2,148,000               1,534,000              615,000            40.0%

Interest expense                                 152,000                 389,000            (237,000)           (60.9%)
Other income                                      17,000                  32,000             (15,000)           (46.7%)
                                        -----------------      ------------------

Income before taxes                            2,013,000               1,177,000              836,000            71.1%

Income tax expense                               824,000                 443,000              381,000            86.0%
                                        -----------------      ------------------

Net income                         $           1,189,000  $              734,000  $           455,000            62.1%
                                        =================      ==================

     Revenues for the three months ended December 31, 2002 increased $1.1 million or 11.4% from the same period in 2001. The increase in revenues is primarily the result of increases in revenues of $582,000, $550,000 and $112,000 from editing, duplication and telecine, respectively. The increase in revenues is primarily the result of an increase in the number of theatrical releases for which the Company provides services, which was partially offset by a decrease in film processing services of $298,000 due to certain clients utilizing formats or processes that require a lower volume or no film processing.

     For the three months ended December 31, 2002, the Company's gross profit increased $625,000 or 20.6% from the same period in 2001. The increase in gross profit is primarily due to the increase in revenues discussed above, partially offset by an increase in operating expenses of $429,000. The increase in operating expenses is primarily the result of an increase in labor costs of $301,000, an increase in videotape stock expense of $162,000, and an increase in equipment rental of $107,000, all of which were the result of increased demand for the Company's services. These increased expenses were partially offset by a decrease in bad debt expense of $243,000, which was brought about by improved collection activities. Total operating expenses, including depreciation, as a percentage of revenues for the three months ended December 31, 2002 were 64.6% compared with 67.4% for the same year-ago period.

     For the three months ended December 31, 2002, the Company's income from operations increased $615,000 or 40.0% from the same period in 2001. The increase in income from operations is primarily the result of the revenue increase discussed above partially offset by an increase in operating expenses of $429,000.

     Other income for the fourth quarter of 2002 decreased $15,000 or 46.7% from the fourth quarter of 2001. Other income is primarily interest income earned on cash balances and the decrease is principally the result of a decline in interest rates.

     Income tax expense for the fourth quarter of 2002 increased $381,000, or 86.0% from the fourth quarter of 2001. The Company's effective tax rate for both the fourth quarter of 2002 and 2001 of 41% and 38%, respectively, was consistent with the combined statutory federal and state income tax rate of 40%.

     Based on the above factors, the Company reported net income of $1,189,000, or $0.17 per diluted share for the fourth quarter of 2002 versus reported net income of $734,000, or $0.10 per diluted share for the same period in 2001.

2001 Compared to 2000

     Revenues for the year ended December 31, 2001 increased to $33.6 million from $33.1 million for the year ended December 31, 2000, an increase of $0.5 million or 1.8%. The minimal increase in sales was the result of an increase in demand for the Company's services in the first six months of 2001, which was offset by a decline in demand for the Company's services during the last six months of 2001. The following factors impacted the decrease in revenues during the third and fourth quarters of 2001: 1) a slowing of movie production in the second and third quarters because studios and networks stockpiled shows to ride out a threatened strike by the writers and actors that did not materialize, which impacted the services the Company provides on feature movies such as movie mastering, preview services and digital compression; 2) the impact of the September 11, 2001 terrorist attacks that resulted in the cancellation and rescheduling of certain production and delayed the beginning of the fall broadcast season; 3) a significant decline in the number of movies made for television with much of the remaining television movie production business being moved outside of the United States; and 4) the overall slowdown in the economy and general weakness of the entertainment industry, which has impacted advertising revenues and the programs supported by those revenues such that there are fewer non-broadcast and off-network shows and the shows that are being produced have lower post-production budgets.

     For the year ended December 31, 2001, the Company recorded a gross profit of $8.8 million compared to $9.2 million for the same year-ago period, a decrease of $0.4 million or 3.8%. The decrease in gross profit was primarily the result of relatively flat sales and increased operating costs, as discussed below.

     Operating costs, excluding depreciation for the year ended December 31, 2001, were $20.5 million versus $19.7 million for the same year-ago period, an increase of 4.0%. The increase in operating costs was primarily the result of increased labor cost of $365,000, increased equipment maintenance and rental expense of $239,000 and increased transmission cost of $116,000. Depreciation expense for the year ended December 31, 2001 was $4.3 million compared to $4.2 million for the same year-ago period, an increase of $144,000 or 3.5%. Total operating costs, including depreciation, as a percentage of revenues for the year ended December 31, 2001, were 73.8% compared with 72.2% for the same year-ago period.

     SG&A expenses for the year ended December 31, 2001 were $5.0 million as compared to $4.6 during the same year-ago period, an increase of 8.4%. The increase in SG&A expenses was primarily attributable to increased wages for non-operations staff of $175,000 and increased legal, financial advisory and consulting fees of $238,000, partially offset by minor reductions in other costs.

     Income from operations for the year ended December 31, 2001 was $3.8 million compared to $4.5 million for the same year-ago period, a decrease of $0.7 million or 16.3%. The decrease in income from operations was primarily the result of decreased sales volume and increased operating and SG&A expenses, as discussed above.

     Interest expense for the year ended December 31, 2001 was $1,163,000 compared to $1,241,000 for the same year-ago period, a decrease of $78,000. The decrease in interest expense was primarily due to lower interest rates on borrowings offset by the additional interest expense related to the sales tax assessment described under "Item 7--Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Other income for the year ended December 31, 2001 was $543,000 compared to other income of $253,000 for the same year-ago period in 2000. The increase of $290,000 was primarily attributable to income of $193,000 recognized in connection with a collaboration agreement and the gain on the sale of the Company's interest in CIS of $83,000 (see Notes 8 and 10 to the consolidated financial statements hereto).

     Income tax expense amounted to $588,000 in 2001 as compared to $30,000 in 2000. The effective tax rate was 18.6% in 2001 and 8.5% in 2000. The Company's effective tax rate differed from the statutory U.S. Federal tax rate of 34% in 2001 principally from the elimination of a valuation allowance for deferred tax assets of $879,000. When a threatened strike by the writers and actors did not materialize, the Company determined that it was more likely than not that all deferred tax assets would be realized and eliminated the valuation allowance established in prior years. The 2000 income tax expense is comprised of U.S. Federal income tax of $57,000 and state income tax benefit in the amount of $27,000. In fiscal 2000, the U.S. Federal income tax was primarily composed of alternative minimum tax. The state income tax benefit was the result of utilization of state tax credits.

     Based on the above factors, the Company reported net income of $2.6 million or $0.35 per diluted share in 2001 versus reported net income of $3.5 million or $0.44 per diluted share in 2000.

Matters Affecting Operations

     Some producers of television programs are increasingly choosing to shoot their programs on videotape. The dollar amount of the decreases in this line of service since 1998 are discussed in more detail above in "Results of Operations--2002 Compared to 2001." There has been an increase in the number of television programs choosing to shoot on videotape in the past two television seasons. The primary reason for this change is the producers desire for cost savings as compared to shooting on film. The majority of situation comedies are now shot on videotape and the company expects this to continue for the foreseeable future. The majority of dramatic programs continue to be shot on film. Management believes that producers find the qualities of film preferable to videotape for dramatic programs. A continuation and expansion of the trend of shooting television programs on videotape rather than film would result in a further decrease in demand for services offered by Pacific Film Laboratories and would likely reduce revenues from telecine for television programs.

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in CIS, to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company has given corporate guarantees regarding a lease obligation of the joint venture. CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease. The Company estimates that, as of December 31, 2002, the current principal balance outstanding on the lease obligation was approximately $195,000.

Treasury Stock

     In March 2002, the Company retired 900,200 shares of its Common Stock held in treasury.

     In April 2002, the Company purchased 3,300 shares of its Common Stock for $7,788 and subsequently retired the shares.


Stock Repurchases

     In June 2001, the Company purchased 825,200 shares of its Common Stock in a private transaction for $2,063,000.

     In November 2001, the Company announced that it would commence a stock repurchase program. The Board of Directors authorized the Company to allocate up to $2,000,000 to purchase its Common Stock at suitable market prices through November 1, 2002. In November 2001, the Company purchased 75,000 shares of its Common Stock on the open market for $204,140 and in March 2002 the Company purchased 3,300 shares of its Common Stock on the open market for $7,788 under the Stock Repurchase program. All of the shares purchased were subsequently retired.

Liquidity and Capital Resources

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's projected operating and capital requirements for the next twelve months. However, should sales decrease due to; changes in market conditions, changes in the industry's acceptance of the Company, changes in laws, or other potential industry-wide problems, the potential consequences could materially affect the Company's cash flows and liquidity. Additionally, should the Company not comply with the debt covenants related to its' equipment leases or other lending agreements, the Company could be forced to reduce its debt obligations or re-negotiate the lending agreements.

     The Company and its subsidiaries are operating under a credit facility with Merrill Lynch Business Financial Services Inc. The maximum credit available under the facility is $13.5 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $7.5 million in equipment term loans. The term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at December 31, 2002. As of December 31, 2002, the outstanding borrowing under the facility was $6,258,000. The revolving loan expires on May 31, 2003 and may be renewed annually. The equipment term loans expire during the period of June 2006 through December 2007. The revolving loan and equipment term loans are payable monthly.

     In October 2002, the Company entered into an agreement with Wells Fargo Equipment Finance to refinance all of the Company's equipment term loans with The Terminal Marketing Company in the amount of $2,422,000 at an interest rate of 5.25%. Prior to the refinance, the equipment term loans had interest rates ranging from 7.50% to 11.88%. As of December 31, 2002, the outstanding borrowing under the capital lease obligations with Wells Fargo Equipment Finance and all other financing companies are presented below in tabular format.

     The Company also has obligations under operating leases, relating to its facilities, of $2,489,000 at December 31, 2002 (see Note 8 to the accompanying consolidated financial statements). Below is a listing of the contractual obligations the Company currently has and the current balance due on those obligations.

                                                  Schedule of Contractual Obligations

---------------------------------------- ----------------------- ----------------------------------------------------
                                                Balance At
Contractual Obligations                     December 31, 2002                          Interest Rate
---------------------------------------- ----------------------- ----------------------------------------------------
Long-Term Debt
---------------------------------------- ----------------------- ----------------------------------------------------
Revolving Loan                                         $   0.00  "30-day dealer commercial paper" rate plus 2.20%
---------------------------------------- ----------------------- ----------------------------------------------------
Variable Rate Equipment Loan                          $ 683,000  "30-day dealer commercial paper" rate plus 2.65%
---------------------------------------- ----------------------- ----------------------------------------------------
Variable Rate Equipment Loan                        $ 3,200,000  "30-day dealer commercial paper" rate plus 2.20%
---------------------------------------- ----------------------- ----------------------------------------------------
Fixed Rate Equipment Loan                             $ 475,000  4.64%
---------------------------------------- ----------------------- ----------------------------------------------------
Fixed Rate Equipment Loan                             $ 900,000  6.04%
---------------------------------------- ----------------------- ----------------------------------------------------
Fixed Rate Equipment Loan                           $ 1,000,000  4.86%
---------------------------------------- ----------------------- ----------------------------------------------------
Capital Lease Obligations
---------------------------------------- ----------------------- ----------------------------------------------------
Wells Fargo - Fixed Rate Re-financing
of Terminal Marketing Equipment Term
Loans                                               $ 2,224,000  5.25%
---------------------------------------- ----------------------- ----------------------------------------------------
All Others                                          $ 3,461,000  5.98% to 12.75%
---------------------------------------- ----------------------- ----------------------------------------------------
Operating Leases
---------------------------------------- ----------------------- ----------------------------------------------------
809 N. Cahuenga Avenue                                $ 921,000  N/A
---------------------------------------- ----------------------- ----------------------------------------------------
800 N. Cole Street                                    $ 386,000  N/A
---------------------------------------- ----------------------- ----------------------------------------------------
861 N. Seward Street                                $ 1,182,000  N/A
---------------------------------------- ----------------------- ----------------------------------------------------


Discussion of Cash Flows

2002 compared to 2001

     Net cash provided by operating activities in 2002 was $6.0 million compared to $9.3 million in 2001, a decrease of $3.3 million or 35.4%. The decrease in cash provided by operating activities in 2002 is primarily due to a decrease in net income of $1.4 million discussed above, and an increase in net accounts receivable of $0.8 million due in part to a decrease in the allowance for doubtful accounts and the increase in fourth quarter revenues discussed above.

     Net cash used in investing activities in 2002 was $2.6 million compared to $1.6 million in 2001, an increase of $1.0 million. The increase in cash used in investing activities is primarily due to an increase in purchases of property and equipment of $836,000.

     Net cash used in financing activities in 2002 was $3.7 million compared to $5.3 million in 2001, a decrease of $1.6 million. The decrease in cash used in financing activities was principally due to a decrease in the amount of treasury stock purchased by the Company to $7,788 in 2002 from $2,267,140 in 2001, which was partially offset by increased debt repayments in 2002.

     As a result of the above factors, the Company recorded a net decrease in cash and cash equivalents of $307,000 in 2002, as compared to a net increase in 2001 of $2.5 million.

2001 compared to 2000

     Net cash provided by operating activities in 2001 was $9.3 million compared to $7.4 million in 2000, an increase of $1.9 million. The increase in cash provided by operating activities was primarily due to a decrease in net accounts receivable of $1.1 million due primarily to a decrease in demand for the Company's services in the fourth quarter of 2001; a decrease in other assets of $624,000 due to a decrease in the Company's inventories; a decrease of deferred tax expense of $309,000 due to the elimination of valuation allowances; and a decrease in the investment in CIS of $346,000, which were partially offset by a decrease in net income of $929,000.

     Cash flows used in investing activities were $1.6 million in 2001 and $1.6 million in 2000. Although there was no material change in net cash used in investing activities, the disposal of equipment of $820,000 and the contribution of $346,000 to a joint venture in 2000 were offset by an increase in net property and equipment purchases of $1.2 million in 2001.

     Net cash used in financing activities in 2001 was $5.3 million compared to $3.7 million in 2000, an increase of $1.6 million. The increase in cash used for financing activities was the result of purchases of treasury stock for $2.3 million in 2001 partially offset by decreased debt repayments of $460,000 and proceeds of $251,000 from stock options and warrants exercised.

     As a result of the above factors, the Company recorded a net increase in cash and cash equivalents of $2.5 million in 2001, as compared to a net increase of 2000 of $2.1 million.

Related Party Transactions

     James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is an executive director of CBIZ Southern California, Inc. ("CBIZ"). CBIZ provides tax, accounting, and management consulting services to the Company. CBIZ charges for services were approximately $81,000, $83,000, and $77,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is a member of Local Boys, LLC and an executive producer. The Company has been providing services for a movie produced by Local Boys, LLC since September 2001. Fees for services were billed at the Company's standard rates and the total amount billed for services through December 31, 2002 was $271,000. As of December 31, 2002, $54,000 of the total amount billed was outstanding. As of March 27, 2003, no invoices were outstanding relating to the activities of Local Boys, LLC.

     In July 2001, 35 Lake Avenue L.P., a California limited partnership in which James R. Parks, the Company's Chief Executive Officer, is a partner, exercised warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The warrants originally were issued during 1997 in connection with a short-term debt financing arrangement.

     David Merritt, a director of the Company and chairman of the audit committee is a member of Gerard Klauer Mattison & Co., Inc. In April 2001, the Company engaged Gerard Klauer Mattison & Co., Inc. as a financial advisor. Gerard Klauer Mattison & Co., Inc billed fees of $21,000 in 2002 and $75,000 in 2001 for services provided to the Company.

Off Balance Sheet Transactions

     The Company does not currently maintain any material off balance sheet transactions.

Critical Accounting Policies

     Laser-Pacific's critical accounting policies are as follows:

     Depreciation of property and equipment,

     Valuation of long-lived assets,

     Valuation of deferred tax assets, and

     Valuation of accounts receivable.

Depreciation of Property and Equipment

     The Company depreciates property and equipment on a straight-line basis over the estimated useful lives of the related assets. Significant management judgment is required to determine the useful lives of the assets. The useful lives designated by management to the various types of assets specified below are as follows:


-------------------------------- -----------------------------------------------
Type of Asset Useful Life
-------------------------------- -----------------------------------------------
Automobiles                       4 years
-------------------------------- -----------------------------------------------
Furniture and fixtures            5 years
-------------------------------- -----------------------------------------------
Technical equipment               7 years
-------------------------------- -----------------------------------------------
Building improvements             10 years
-------------------------------- -----------------------------------------------
Buildings                         30 years
-------------------------------- -----------------------------------------------
Leasehold improvements            Remaining life of the lease plus options to
                                  renew, or 10 years, whichever is shorter.
-------------------------------- -----------------------------------------------

     In addition, repairs costing in excess of $5,000 related to technical equipment are amortized over 18 months. Should the useful lives of assets be revised, the impact on the Company's results of operations could be material.

Valuation of Long-Lived Assets

     The Company periodically assesses the impairment of its long-lived assets, which requires management to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value of identifiable assets may not be recoverable based upon its assessment of the following events or changes in circumstances:

     The asset's ability to continue to generate income from operations and positive cash flow in future periods;

     Significant changes in strategic business objectives and utilization of the assets; and

     The impact of significant negative industry, technological or economic trends.

     If the assets are considered to be impaired, the impairment that is recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates a material change in the reported results could occur.

Valuation of Deferred Tax Assets

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on future taxable income, the ability to deduct tax loss carry forwards against future taxable income, the effectiveness of the tax planning and strategies among the various tax jurisdictions in which the Company operates, and any significant changes in the tax laws. For the years ended December 31, 2002, 2001 and 2000, the Company eliminated valuation allowances of $0, $879,000, and $1,315,000, respectively, because management determined that it was more likely than not that the related deferred tax assets would be realized. As of December 31, 2002, the Company had no valuation allowance related to deferred tax assets of $556,000.

Valuation of Accounts Receivable

     The Company periodically assesses its accounts receivable balance and records an allowance for bad debts for the amount the Company considers uncollectable. The purpose of this allowance is to reduce the accounts receivable balance to the estimated net realizable balance. Management's judgment is required to determine an appropriate estimate for the bad debts allowance and reflects management's best estimate of the amount of uncollectable trade receivables. The bad debts allowance is determined considering the following criteria: delinquency of individual accounts, collection history of specific customers, and the ability of clients to make payments. In 2002, the Company improved its collections and as a result reduced its allowance for bad debts by $221,000 as compared to bad debt expense of $261,000 in 2001, and $274,000 in 2000. The effect of this reduction to the bad debt allowance was to increase net income by $0.03 per diluted share and bring the allowance to a level consistent with the above criteria. As of December 31, 2002, the allowance for bad debts was $770,000 and trade receivables totaled $5,520,393. Changes in the financial condition of the customers, the Company or other business conditions could affect the adequacy of the Company's allowance.

Recent Accounting Pronouncements

Accounting for Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The Company adopted Statement Nos. 141 and 142 effective January 1, 2002. The adoption of these pronouncements did not have any impact on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving certain implementation issues associated with Statement No. 121. The Company adopted Statement No. 144 effective January 1, 2002. Statement No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of Statement No. 144 did not have any impact on the Company's financial statements.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.
     13, and Technical Corrections

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted Statement No. 145 effective January 1, 2002. The adoption of Statement No. 145 did not have any impact on the Company's financial statements.

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under Statement No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management believes the adoption of Statement No. 146 will not have a material impact on the Company's consolidated financial statements.

Accounting for Stock-Based Compensation

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. Management has chosen not to adopt the fair value measurement provisions of SFAS 123. The Company has included the disclosure requirements in Note 7 to the consolidated financial statements.

Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
     Indirect Guarantees of Indebtedness of Others

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any guarantees that require disclosure under FIN 45 except for the Company's guarantee associated with CIS.

     FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     As noted above we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into or modified any guarantees requiring the recognition of a liability pursuant to the provisions of FIN 45.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management expects that the application of this interpretation will not have a material effect on the Company's consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

     In November 2002, the EITF issued EITF 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Management expects that the application of EITF 00-21 will not have a material effect on the Company's consolidated financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Instruments. The Company invests any funds in excess of its operational requirements in a Money Market Fund. The cash invested in this fund at December 31, 2002 and December 31, 2001 was $6.4 million and $6.5 million, respectively. The average monthly ending balance in 2002 was $6.6 million. In 2002, the Company earned $103,000 from its investment in the fund. The average monthly yield for 2002 was 1.55%.

     If the average monthly yield were to change by 1%, the income earned would change by approximately $66,000 over a twelve month period.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States of America. The Company had borrowings of $3.8 million at December 31, 2002 under the variable rate equipment term loans (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the variable rate equipment term loans bear interest at the "30-day dealer commercial paper" rate plus 2.20% to 2.65%. There were no borrowings under the variable rate revolving credit facility as of December 31, 2002.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, interest expense would change by approximately $34,000 over a twelve month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements for the Company, including the financial statement schedule and the independent auditors' report relating thereto are set forth on pages 22 through 43 of this report and are incorporated herein by this reference. See page 21 for an index to all of the consolidated financial statements and supplementary financial information that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES




                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule






Consolidated Financial Statements:                                                                                    Page

     Independent Auditors' Report                                                                                       22
     Consolidated Balance Sheets - At December 31, 2002 and 2001                                                        23
     Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000                                   25
     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2002, 2001 and 2000                     26
     Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000                               27
     Notes to Consolidated Financial Statements                                                                         29

     Consolidated Financial Statement Schedule - Valuation and Qualifying Accounts - Years Ended December 31,
     2002, 2001 and 2000                                                                                                44




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser-Pacific Media Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP











Los Angeles, California
February 21, 2003

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001






              Assets (note 4)                                         2002                2001
                                                                -----------------    ----------------

Current assets:
    Cash and cash equivalents                                $       6,682,395    $       6,989,781

    Receivables:
      Trade                                                          5,520,393            4,693,891
      Other                                                             85,122              206,935
                                                                -----------------    ----------------
                                                                     5,605,515            4,900,826
      Less allowance for doubtful receivables                          770,155            1,097,174
                                                                -----------------    ----------------
                                                                     4,835,360            3,803,652
                                                                -----------------    ----------------

    Inventory                                                          264,680              268,493
    Prepaid expenses and other current assets                          585,092              699,310
    Deferred tax assets (note 5)                                       556,000              730,778
                                                                -----------------    ----------------

              Total current assets                                  12,923,527           12,492,014
                                                                -----------------    ----------------

Net property and equipment, at cost (note 3)                        21,187,713           19,204,407

Other assets, net                                                      188,579              200,531
                                                                -----------------    ----------------

                                                             $      34,299,819    $      31,896,952
                                                                =================    ================

                                   (Continued)











          See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Continued)

                           December 31, 2002 and 2001



              Liabilities and Stockholders' Equity                    2002                 2001
                                                                -----------------    -----------------

Current liabilities:
    Current installments of notes payable to bank and
      long-term debt (notes 3 and 4)                         $       3,528,407    $       3,738,680
    Accounts payable                                                   568,077              487,451
    Accrued compensation expense                                       968,684              917,776
    Accrued expenses                                                 1,182,053              869,933
                                                                -----------------    -----------------

              Total current liabilities                              6,247,221            6,013,840
                                                                -----------------    -----------------
Deferred tax liabilities (note 5)
                                                                       829,058              368,764

Notes payable to bank and long-term debt, less current
    installments (notes 3 and 4)                                     8,415,453            7,878,227

Commitments and contingencies (note 8)

Stockholders' equity (notes 6 and 7):
    Preferred stock, $.0001 par value.  Authorized
      3,500,000 shares; none issued                                         --                   --
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued 7,101,295 and 8,004,795 shares at
      December 31, 2002 and 2001, respectively                             710                  800
    Additional paid-in capital                                      18,089,063           20,363,901
    Retained earnings (accumulated deficit)                            718,314             (461,440)
    Treasury stock, at cost: 900,200 at December 31, 2001                   --           (2,267,140)
                                                                -----------------    -----------------

              Net stockholders' equity                              18,808,087           17,636,121
                                                                -----------------    -----------------

                                                             $      34,299,819    $      31,896,952
                                                                =================    =================








          See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2002, 2001 and 2000




                                                             2002                 2001                  2000
                                                       ------------------   ------------------    ------------------

Revenues                                            $      31,751,872    $      33,647,167     $      33,058,293
                                                       ------------------   ------------------    ------------------

Direct operating costs and expenses:
    Direct                                                 19,305,514           20,512,506            19,721,320
    Depreciation                                            4,699,089            4,305,201             4,160,784
                                                       ------------------   ------------------    ------------------

           Total operating expenses                        24,004,603           24,817,707            23,882,104
                                                       ------------------   ------------------    ------------------

           Gross profit                                     7,747,269            8,829,460             9,176,189

Selling, general and administrative expenses                5,075,964            5,039,203             4,648,189
                                                       ------------------   ------------------    ------------------

           Income from operations                           2,671,305            3,790,257             4,528,000

Other income (expense):
    Interest expense                                         (784,016)          (1,163,445)           (1,240,562)
    Other income (note 10)                                    112,243              542,500               252,532
                                                       ------------------   ------------------    ------------------

           Income before income taxes                       1,999,532            3,169,312             3,539,970

Income taxes (note 5)                                         819,778              588,146                29,923
                                                       ------------------   ------------------    ------------------

           Net income                               $       1,179,754    $       2,581,166     $       3,510,047
                                                       ==================   ==================    ==================


Net income per share (basic)                        $            .17     $            .35      $            .45
                                                       ==================   ==================    ==================
Net income per share (diluted)                      $            .17     $            .35      $            .44
                                                       ==================   ==================    ==================

Weighted average shares outstanding (basic)                 7,102,120            7,384,095             7,725,693
                                                       ==================   ==================    ==================
Weighted average shares outstanding (diluted)               7,121,038            7,419,484             8,003,353
                                                       ==================   ==================    ==================





          See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2002, 2001 and 2000




                                   Common Stock                                                 Treasury Stock
                             -------------------------                    Retained       --------------------------
                                                          Additional      earnings                                        Net
                               Number                      paid-in       (accumulated      Number                    stockholders'
                              of shares      Amount        capital         deficit)       of shares      Amount          equity
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------
Balance at
December 31, 1999              7,654,646 $        765      19,919,956      (6,552,653)           --           --         13,368,068

Stock issuances                   96,649           10          16,200               --           --           --             16,210

Net income                            --           --            --          3,510,047           --           --          3,510,047
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Balance at
December 31, 2000              7,751,295 $        775      19,936,156      (3,042,606)           --           --         16,894,325
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Stock issuances                  253,500           25         250,745               --           --           --            250,770

Purchase of treasury stock            --           --            --                 --     (900,200)   (2,267,140)      (2,267,140)

Tax deduction for
non-qualified stock
options and warrants                  --           --         177,000               --           --           --            177,000

Net income                            --           --              --        2,581,166          --            --          2,581,166
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------
Balance at
December 31, 2001              8,004,795 $        800      20,363,901        (461,440)     (900,200)   (2,267,140)       17,636,121
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------

Purchase of treasury stock           --            --            --                 --       (3,300)       (7,788)           (7,788)

Retire treasury stock          (903,500)          (90)   (2,274,838)                --      903,500     2,274,928             --

Net income                           --            --            --          1,179,754           --           --          1,179,754
                             ------------  -----------   -------------  ---------------  ------------ -------------  ---------------
Balance at
December 31, 2002              7,101,295 $        710      18,089,063          718,314           --           --         18,808,087
                             ============  ===========   =============  ===============  ============ =============  ===============


          See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000





                                                                          2002                2001                 2000
                                                                     ---------------     ---------------     -----------------


Cash flows from operating activities:
    Net income                                                    $       1,179,754  $        2,581,166  $          3,510,047
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation of property and equipment                          4,699,089           4,305,201             4,160,784
          Provision (recovery) for doubtful accounts receivable           (220,885)             260,667               274,392
          Deferred income tax expense                                       635,074             309,072                    --
          Write-off of property and equipment                                    --                  --                99,764
          Gain on sale of plant, property and equipment                      (6,623)           (32,290)              (79,784)
          Other                                                                  --             177,743                    --
          Change in assets and liabilities:
             Receivables                                                   (810,824)           1,275,512             (474,559)
             Inventory                                                        3,813               6,142              (47,823)
             Prepaid expenses and other current assets                      114,218           (199,399)              (15,444)
             Other assets                                                    11,952             623,551              (64,055)
             Accounts payable                                                80,626             171,002                19,115
             Accrued expenses                                               291,816           (169,914)                 1,039
             Income taxes payable                                            71,212                  --              (22,820)
                                                                     ---------------     ---------------     -----------------

                       Net cash provided by operating activities $        6,049,222 $         9,306,453 $           7,360,656
                                                                     ---------------     ---------------     -----------------

Cash flows from investing activities:
          Cash purchases of property and equipment                      (2,640,801)         (1,805,072)             (601,648)
          Financed purchases of property and equipment                  (4,041,595)         (3,429,440)           (2,060,079)
                                                                     ---------------     ---------------     -----------------
          Total property and equipment acquired                         (6,682,396)         (5,234,512)           (2,661,727)

          Less proceeds borrowed under financing agreements              4,041,595           3,429,440             2,060,079
                                                                     ---------------     ---------------     -----------------
          Net cash purchases of property and equipment                  (2,640,801)         (1,805,072)             (601,648)

          Proceeds from disposal of property and equipment                   6,623             214,266             (605,084)
          Contribution to Composite Image Systems, LLC                          --                  --             (345,912)
                                                                     ---------------     ---------------     -----------------

                       Net cash used in investing activities      $     (2,634,178) $       (1,590,806) $         (1,552,644)
                                                                     ---------------     ---------------     -----------------


          See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                  Years ended December 31, 2002, 2001 and 2000






                                                                             2002              2001              2000
                                                                        ----------------   --------------    --------------

Cash flows from financing activities:
    Repayments of notes payable to bank and
        long-term debt                                              $       (3,714,642)  $   (3,236,538) $     (3,695,587)
    Net proceeds from stock issuance                                                --           250,770            16,210
    Purchase of treasury stock                                                  (7,788)      (2,267,140)                 --
                                                                        ----------------   --------------    --------------


                       Net cash used in financing activities        $       (3,722,430) $    (5,252,908) $     (3,679,377)
                                                                        ----------------   --------------    --------------

Net increase (decrease) in cash and cash equivalents                          (307,386)        2,462,739         2,128,635


Cash and cash equivalents at beginning of year                                6,989,781        4,527,042         2,398,407
                                                                        ----------------   --------------    --------------

Cash and cash equivalents at end of year                            $         6,682,395 $      6,989,781 $       4,527,042
                                                                        ================   ==============    ==============

Supplementary disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                     $           723,000 $      1,086,000 $       1,198,000
       Income taxes                                                              30,000          214,000            71,000
                                                                        ================   ==============    ==============



Supplemental disclosure of non-cash investing and financing activities:

     The Company purchased property and equipment, financed through capital lease obligations, of $4,041,595, $3,429,440 and $2,060,079 during each of the years ended December 31, 2002, 2001 and 2000, respectively.





          See accompanying notes to consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000





 (1)    Nature of Business and Basis of Presentation

Laser-Pacific Media Corporation provides a broad range of post-production services to the motion picture and television industries.


 (2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Laser-Pacific Media Corporation and its subsidiaries ("Laser-Pacific" or the "Company"). Accordingly, all significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments, primarily money market funds, purchased with original maturities of three months or less to be cash equivalents.

Depreciation

Depreciation of property and equipment is computed by use of the straight-line method over the estimated useful lives of the related assets as follows:

Buildings                                  30 years
Building improvements                      10 years
Technical equipment                        7 years
Furniture and fixtures                     5 years
Automobiles                                4 years
Leasehold improvements                     Remaining life of the lease plus
                                           options to renew, or 10 years,
                                           whichever is shorter.


Replacements of equipment components are amortized over 18 months.

Inventory

Inventory consists primarily of tape stock and is valued at the lower of cost (determined on the first-in, first-out basis) or market (net realizable value).

Other Assets

Other assets at December 31, 2002 and 2001consist primarily of security and utility deposits.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000


Revenue Recognition and Credit Risk

The Company performs post-production services under short-term arrangements. Revenues are recognized, generally on a daily basis, based on the number of hours of work performed and amount of film and tape processed at the agreed upon billing rate. The Company sells services to customers in the entertainment industry, principally located in Southern California. Management performs regular evaluations of customers' ability to satisfy their obligations. A provision for doubtful accounts is recorded based upon these evaluations.

The Company's primary customers are the major motion picture and television studios and production companies. The Company's ten largest customers accounted for approximately 76%, 70% and 66% of total revenues in 2002, 2001 and 2000, respectively. During 2002, three customers each accounted for more than 10% of the Company's total revenues; two customers accounted for 11% each and one other customer accounted for 12% of the Company's total revenues. During 2001, three customers each accounted for more than 10% of the Company's total revenues. One customer accounted for 10%, another customer for 11%, and another customer was responsible for 12% of the Company's total revenues for the year ended December 31, 2001. During 2000, three customers each accounted for more than 10% of the Company's total revenues for the year. Two customers accounted for 10% each and another customer was responsible for 12% of the Company's total revenues for the year ended December 31, 2000.

The Company's ten largest customers accounted for approximately 81% and 76% of total accounts receivable in 2002 and 2001, respectively. During 2002, two customers each accounted for more than 10% of the Company's total accounts receivable; one customer accounted for 11% and another accounted for 14% of the Company's total accounts receivable. During 2001, three customers each accounted for more than 10% of the Company's total revenues. One customer accounted for 13%, another customer for 15%, and another customer was responsible for 16% of the Company's total accounts receivable balance for the year ended December 31, 2001.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000




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


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and valuation allowances for receivables and deferred income tax assets. Actual results could differ materially from those estimates.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Under the provisions of SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options issued to employees and directors of the Company and provide the pro forma disclosure provision of SFAS No. 123 and 148. As such, compensation expense would be recorded on the date of grant only if the current market price of underlying stock exceeded the exercise price.

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. The Company does not have any transactions or other economic events that qualify as comprehensive income. As such, net income represented comprehensive income for each of the years in the three-year period ended December 31, 2002.

Disclosures about Segments of an Enterprise

Pursuant to disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has one business segment - post-production services.

Advertising and Promotional Expenses

The Company charges advertising and promotional costs to expense as incurred. Advertising and promotional expenses amounted to $462,000, $540,000, and $506,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000




Fair Value of Financial Instruments

The carrying amounts of the following financial instruments approximate fair value because of the short term maturity of those instruments: cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued compensation expense, and accrued expenses. Notes payable to bank and long-term debt approximate fair value based on current rates offered to the Company for debt with similar terms.

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

The reconciliation of basic and diluted weighted average shares is as follows:


                                                                          Years ended December 31,
                                                                        2002                   2001                  2000
                                                            ------------------    -------------------    -----------------
Net income                                               $          1,179,754  $           2,581,166  $         3,510,047
                                                            ------------------    -------------------    -----------------


Weighted average shares used in basic computation                   7,102,120              7,384,095            7,725,693
Dilutive stock options and warrants                                    18,918                 35,389              277,660
                                                            ------------------    -------------------    -----------------
Weighted average shares used in diluted computation                 7,121,038              7,419,484            8,003,353
                                                            ==================    ===================    =================




Options and warrants to purchase shares of common stock at prices ranging from $2.50 to $5.25 were outstanding at December 31, 2002, 2001, and 2000 in the amounts of 427,000, 212,000, and 0, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater that the average market price of a common share.

Reclassifications

Certain amounts in the prior years consolidated have been reclassified to conform with the current year presentation.

Impact of Recently Issued Accounting Pronouncements

Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
     Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any guarantees that require disclosure under FIN 45 except for the Company's guarantee associated with CIS.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000



FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

As noted above we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into or modified any guarantees requiring the recognition of a liability pursuant to the provisions of FIN 45.

Consolidation of Variable Interest Entities

In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management expects that the application of this interpretation will not have a material effect on the Company's consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF issued EITF 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Management expects that the application of EITF 00-21 will not have a material effect on the Company's consolidated financial statements.

                        LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (3)   Property and Equipment

Property and equipment is comprised of the following:

                                                                     2002                   2001
                                                               ------------------    --------------------

        Land                                                $         400,000     $         400,000
        Buildings and improvements                                  3,363,088             3,346,014
        Technical equipment                                        42,936,173            37,801,344
        Furniture and fixtures                                      1,313,726             1,164,331
        Automobiles                                                   118,209                91,602
        Leasehold improvements                                        494,099               485,051
        Construction in Progress                                    1,246,167                    --
                                                               ------------------    --------------------
                                                                   49,871,462            43,288,342
        Less: accumulated depreciation
                                                                   28,683,749            24,083,935
                                                               ------------------    --------------------

                                                            $      21,187,713     $      19,204,407
                                                               ==================    ====================

The Company leases technical equipment under capital leases expiring through 2007. Equipment under capital leases aggregated $15,273,286 and $13,603,399 and related accumulated depreciation aggregated $7,526,662 and $5,453,449 at December 31, 2002 and 2001, respectively. Interest cost capitalized during 2002 amounted to approximately $16,000.

The Company's notes payable to a bank are secured by substantially all of the Company's assets (see note 4). Equipment securing the notes payable aggregated $34,598,176 and $29,684,943 and related accumulated depreciation aggregated $21,157,087 and $18,630,486 at December 31, 2002 and 2001, respectively.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (4)   Notes Payable to Bank and Long-Term Debt

Notes payable to bank and long-term debt are summarized as follows:

                                                                                        2002                2001
                                                                                  ----------------   ------------------

     Term notes payable to bank were under $1,000,000, $500,000 and $1,000,000 credit agreements, each dated in 2002, secured by eligible property and equipment, as defined, payable in twelve monthly installments per year at $41,667 plus interest at fixed interest rates ranging from 4.64% to 6.04%, through 2007. $ 2,375,000 $ --

     Term notes  payable to bank were  pursuant  to  $4,000,000  and  $1,000,000 credit agreements,  secured by eligible property and equipment, as defined, payable in twelve monthly installments per year at $83,333 plus interest at the 30-day dealer  commercial  paper rate (1.30% at December 31, 2002) plus
     2.20% and 2.65%, respectively, through 2006. 3,883,333 4,883,333

      Capital lease obligations (note 8)                                               5,685,527          6,733,574
                                                                                  ----------------   ------------------
                                                                                      11,943,860         11,616,907
      Less current installments                                                        3,528,407          3,738,680
                                                                                  ----------------   ------------------

                                                                                $      8,415,453   $      7,878,227
                                                                                  ================   ==================


The Company has access to $6.0 million under a revolving credit line, which expires in May 2003, subject to annual renewal. The Company has no borrowings under this credit facility at December 31, 2002. The borrowings under the revolving credit line incur interest at a rate equal to the 30-day dealer commercial paper rate plus 2.20%.

The Company's term note and revolving loan credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at December 31, 2002. The aggregate future maturities of notes payable to bank and long-term debt, exclusive of capital lease obligations, are summarized as follows:



        December 31:
           2003              $      1,500,000
           2004                     1,500,000
           2005                     1,500,000
           2006                     1,383,333
           2007                       375,000
                            ------------------
                             $      6,258,333
                            ==================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (5)    Income Taxes

A summary of income tax expense is as follows:



                                     2002                 2001                2000
                               -----------------    -----------------    ----------------
Current:
    Federal                 $         103,000    $          21,000    $          57,000
    State                              82,000              126,000              (27,000)
                               -----------------    -----------------    ----------------
Total Income Tax                      185,000              147,000               30,000
                               -----------------    -----------------    ----------------

Deferred:
    Federal                           607,000              356,000                   --
    State                              28,000               85,000                   --
                               -----------------    -----------------    ----------------
Total Income Tax                      635,000              441,000                   --
                               -----------------    -----------------    ----------------

Total expense               $         820,000    $         588,000    $          30,000
                               =================    =================    ================







The provision for income taxes at the Company's effective tax rate differed from the U.S. Federal tax rate as follows:

                                                      2002                 2001                 2000
                                                -----------------    -----------------    -----------------

Federal income tax expense at "expected
    rate"                                    $         680,000    $       1,078,000    $       1,203,000
State taxes, net of Federal income tax
    benefit                                            117,000              196,000              216,000
Nondeductible expenses                                      --               (7,000)              12,000
Expiration of income tax credits                        35,000              212,000              (72,000)

Change in valuation allowance for deferred
    tax assets                                              --             (879,000)          (1,315,000)
Other                                                  (12,000)             (12,000)             (14,000)
                                                -----------------    -----------------    -----------------
Income tax expense                           $         820,000    $         588,000    $          30,000
                                                =================    =================    =================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (5)    Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 is presented below:

                                                                              2002                 2001
                                                                        ------------------   -----------------
        Deferred tax assets and liabilities:
            Net operating loss carryforwards                         $       2,231,000    $       2,333,000
            Income tax credit carryforwards                                    194,000              268,000
            Vacation pay                                                       206,000              160,000
            Reserve for bad debts                                              307,000              437,000
            Other                                                              296,000               86,000
                                                                        ------------------   -----------------
                   Total gross deferred tax assets                           3,234,000            3,284,000
                   Deferred tax liabilities - property and
                   equipment                                                (3,507,000)          (2,922,000)
                                                                        ------------------   -----------------

                   Net deferred tax assets (liabilities)             $        (273,000)   $         362,000
                                                                        ==================   =================





At December 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $6,562,000 that expire principally from 2008 through 2012. The Company also has approximately $194,000 of federal alternative minimum tax credit carryforwards, which have no expiration period.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently believes it is more likely than not the Company will realize all of the benefits of these deductible differences, accordingly, as of December 31, 2002, no valuation allowance has been recorded for deferred tax liabilities.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (6)    Stockholders' Equity

Warrants

In July 2001, 35 Lake Avenue, a California limited partnership in which James R. Parks, the Company's Chief Executive Officer is a partner, exercised warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The warrants originally were issued during 1997 in connection with a short-term debt financing arrangement.

Preferred Stock Purchase Rights

On January 9, 2001, the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right for each share of Common Stock, par value $.0001 per share, of the Company. The dividend was payable on January 24, 2001 the "Record Date" to the holders of record of Common Stock as of the close of business on such date.

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

Treasury Stock

In March 2002, the Company retired 900,200 shares of its Common Stock held in treasury.

In April 2002, the Company purchased 3,300 shares of its Common Stock for $7,788 and subsequently retired the shares.

Stock Repurchases

In June 2001, the Company purchased 825,200 shares of its Common Stock in a private transaction for $2,063,000.

In November 2001, the Company announced that it would commence a stock repurchase program. The Board of Directors authorized the Company to allocate up to $2,000,000 to purchase its Common Stock at suitable market prices through November 1, 2002. In November 2001, the Company purchased 75,000 shares of its Common Stock on the open market for $204,140 and in March 2002 the Company purchased 3,300 shares of its Common Stock on the open market for $7,788 under the Stock Repurchase program. All of the shares purchased were subsequently retired.


 (7)   Stock-based Compensation and Other Option Grants

The Company's 1997 incentive stock option plan, as amended, originally provided for grants of 1,000,000 of incentive or nonqualified stock options to officers, directors and key employees at exercise prices equal to or greater than the fair value of the Company's Common Stock at the date of grant. Options expire 10 years from the grant date and are generally vested at the date of grant. As of December 31, 2002, 473,400 options were outstanding under the plan were vested and 55,000 options outstanding under the plan were not vested.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (7)    Stock-based Compensation and Other Option Grants (continued)

Activity under the plan for the years ended December 31, 2002, 2001 and 2000 follows:

                                                        Number of shares        Weighted average      Options exercisable
                                                                                 exercise price
                                                       --------------------   ---------------------   --------------------
      Shares under option at December 31, 1999                488,181                      7.02              488,181

      Granted                                                 237,000                      4.01
      Exercised                                               (96,649)                     1.90
      Expired and cancelled                                  (313,982)                     9.81
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 2000                314,550                      3.41              264,550

      Granted                                                  45,000                      3.50
      Exercised                                                (3,500)                     0.22
      Expired and cancelled                                        --                       --
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 2001                356,050                      3.43              296,050

      Granted                                                 210,000                      2.50
      Exercised                                                    --                       --
      Expired and cancelled                                   (37,650)                     2.50
                                                       --------------------   ---------------------   --------------------

      Shares under option at December 31, 2002                528,400      $               3.12              473,400
                                                       ====================   =====================   ====================


The following table summarizes information about options outstanding under the plan at December 31, 2002:

                                                               Outstanding Options
                      ----------------------------------------------------------------------------------------------------
                                                                                                           Remaining
                                                                                      Weighted average      weighted
                           Options         Weighted average                          exercise price for     average
                         outstanding        exercise price       Options              options that are    contractual
                                           for options that      outstanding           outstanding and      life
                                            are outstanding      and exercisable        exerciseable       (in years)
                      -----------------    ------------------    ----------------    -------------------------------------

                              16,400    $               0.22             16,400   $               0.22                5.00
                              20,000                    1.78             20,000                   1.78                4.80
                              10,000                    2.13             10,000                   2.13                8.30
                             210,000                    2.50            210,000                   2.50                9.10
                              20,000                    3.26             20,000                   3.26                8.50
                             217,000                    4.13            167,000                   4.13                7.30
                              20,000                    4.13             20,000                   4.13                4.30
                              15,000                    5.25             10,000                   5.25                8.70
                      -----------------    ------------------    ----------------    -------------------------------------

Total                        528,400    $               3.23            473,400   $               3.12                7.90
                      =================    ==================    ================    =====================================

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





(7)    Stock-based Compensation and Other Option Grants (continued)

Pro Forma Information

The Company has adopted the disclosure-only provisions of SFAS No. 123 and 148. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying consolidated statements of income because the exercise price equaled or exceeded the fair value of the underlying Common Stock at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with SFAS No. 123, the Company's recorded and pro forma net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                                               Year ended December 31,
                                                          ----------------------------------------------------------------
                                                                 2002                   2001                  2000
                                                          --------------------    ------------------    ------------------
      Net income:
           As reported                                 $       1,179,754       $       2,581,166     $       3,510,047
           Less: compensation expense assuming fair
           value methodology of options for all
           awards granted since January 1, 1995, net
           of related income taxes                              (428,400)               (103,850)             (689,050)
                                                          --------------------    ------------------    ------------------
           Pro forma                                   $         751,354        $       2,477,316     $       2,820,997
                                                          ====================    ==================    ==================

      Basic net income per share:
           As reported                                 $            0.17       $            0.35     $            0.45
           Pro forma                                                0.11                    0.34                  0.37

      Diluted net income per share:
           As reported                                 $            0.17       $            0.35     $            0.44
           Pro forma                                                0.11                    0.34                  0.35
                                                          ====================    ==================    ==================


Fair value of Common  Stock  options is  estimated  at the date of grant using a
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                                2002                 2001                 2000
                                                          -----------------    -----------------    -----------------

           Expected life (in years)                                 10.00                10.00                10.00
           Risk-free interest rate                                   1.57             3.33-4.19                4.50
           Volatility                                                0.81                 1.06             0.78-1.22
           Dividend yield                                             --                   --                   --
           Fair value - grant date                                   2.04             1.97-4.83            1.47-3.95


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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (8)   Commitments and Contingencies

Leases

The Company leases certain technical equipment under capital leases that expire through 2007. These capital leases have interest rates ranging from 4.64% to 12.75% and are secured by the underlying equipment.

The Company also leases corporate offices, certain operating facilities and equipment under non-cancelable operating leases that expire through 2006.

The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases, principally facility leases, as of December 31, 2002, are summarized as follows:



                                                                    Capital leases        Operating leases
Year ending December 31:
     2003                                                       $       2,347,856     $        754,550
     2004                                                               1,947,598              770,948
     2005                                                               1,324,408              789,621
     2006                                                                 355,692              173,409
     2007                                                                 326,053                   --
                                                                   ------------------   ----------------------

           Total minimum lease payments                                 6,301,607     $      2,488,528
                                                                                        ======================

    Less amount representing interest                                     616,080
                                                                   ------------------

           Present value of minimum lease payments              $       5,685,527
                                                                   ==================


Rent expense amounted to $927,844, $954,686 and $834,759 for the years ended December 31, 2002, 2001 and 2000, respectively.

Legal Matters

The Company may have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. At this time, management believes that these ordinary course proceedings will not have a material adverse effect on the Company's results of operations or financial position and is not aware of any material pending legal proceedings.

Employment Agreements

The Company has employment agreements with certain officers for periods of one and five years. These agreements require written notices of termination ranging from ninety days to five years.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000





 (8)   Commitments and Contingencies (continued)

Contingencies

On July 9, 2001, the Company entered into an agreement with its joint venture partner in CIS, to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner all of the Company's interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company gave a corporate guarantee in connection with a lease obligation of the joint venture, and CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease. The Company estimates that, as of December 31, 2002, the current principle balance outstanding on the lease obligation was approximately $195,000.

 (9)   Benefit Plan

The Company has a defined contribution Profit Sharing 401(k) Savings Plan that covers substantially all of its employees. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service (IRS) limitations, by making voluntary contributions to the plan. Also, employees over age fifty may make additional elective contributions if they meet certain IRS requirements. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees, but may not exceed 4% of an employee's compensation. For the years ended December 31, 2002, 2001 and 2000 the Company did not contribute to the plan on behalf of its employees.


(10)   Other Income

Other income in 2002 consists primarily of interest earned from cash balances. Other income in 2001 consists of income recognized in connection with a research and development collaboration agreement of $193,000, income from a gain on the sale of the Company's interest in CIS of $83,000 discussed in Note 8 above, and interest income earned from cash balances. Other income in 2000 consists primarily of interest earned from cash balances.


(11)   Related Party Transactions

James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is an executive director of CBIZ Southern California, Inc. ("CBIZ"). CBIZ provides tax, accounting, and management consulting services to the Company. CBIZ charges for services were approximately $81,000, $83,000, and $77,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

James R. Parks, Chairman of the Board and Chief Executive Officer of the Company, is an executive producer for Local Boys, LLC a producer of films. The Company has been providing services for a film produced by Local Boys, LLC since September 2001. Fees for services were billed at the Company's standard rates and the total amount billed for services through December 31, 2002 was $271,000. As of December 31, 2002, $54,000 of the total amount billed was outstanding. As of March 27, 2003, no invoices were outstanding relating to the activities of Local Boys, LLC.

In July 2001, 35 Lake Avenue L.P., a California limited partnership in which James R. Parks, the Company's Chief Executive Officer, is a partner, exercised warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The warrants originally were issued during 1997 in connection with a short-term debt financing arrangement.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                        December 31, 2002, 2001 and 2000



(11)   Related Party Transactions (continued)

David Merritt, a director of the Company and chairman of the audit committee is a member of Gerard Klauer Mattison & Co., Inc. In April 2001, the Company engaged Gerard Klauer Mattison & Co., Inc. as a financial advisor. Gerard Klauer Mattison & Co., Inc billed fees of $21,000 in 2002 and $75,000 in 2001 for services provided to the Company.

                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2002, 2001 and 2000




           Column A                     Column B                 Column C                  Column D                  Column E
-------------------------------    --------------------     --------------------      -------------------      ---------------------
                                                                   Charged
                                         Balance at              (recovery) to            Deductions
Description                             beginning of               costs and              write-offs (1)           Balance at end
                                           period                  expenses                                           of period
-------------------------------    --------------------     --------------------      -------------------      ---------------------

Allowance for bad debts:
     2000                          $  1,372,000                   274,000                   (359,000)               1,287,000
                                   ====================     ====================      ===================      =====================

     2001                          $  1,287,000                   261,000                   (451,000)               1,097,000
                                   ====================     ====================      ===================      =====================

     2002                          $  1,097,000                  (221,000)                  (106,000)                 770,000
                                   ====================     ====================      ===================      =====================

(1)      Uncollectable accounts written off, net of recoveries.

                                    PART III

     All references in this Part III to the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders are exclusive of the information set forth under the captions "Report of the Board of Directors on Executive Compensation," "Audit Committee Report" and "Stock Performance Graph and Table" therein.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, for the limited purpose of providing the information necessary to comply with this Item.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, for the limited purpose of providing the information necessary to comply with this Item.

Item 12. Security Ownership of Certain Beneficial Owners AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, for the limited purpose of providing the information necessary to comply with this Item. With respect to the information required herein by Item 201(d) of Regulation S-K, such information is contained under Item 5 of this Form 10-K.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is incorporated by reference to the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, for the limited purpose of providing the information necessary to comply with this Item.

Item 14.  Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There were no significant changes in the Company's internal controls or in other factors that would significantly affect those internal controls subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the Company's internal controls, the Company did not take any corrective actions.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

         1 and 2. Financial Statements and Financial Statement Schedule: The financial statements and financial statement schedule are listed in the accompanying index to the Consolidated Financial Statements on page 21 of this Form 10-K. The financial statements indicated on the index appearing on page 21 hereof are incorporated herein by reference.

         3. Exhibits: The exhibits required by Item 601 of Regulation S-K are listed on the accompanying exhibit index and are incorporated herein by reference or are filed as part of this Form 10-K.

                                  EXHIBIT INDEX

         3.1      Certificate of Incorporation of the Company.(1)
         3.2 Certificate of Amendment to Certificate of Incorporation of the Company, filed August 29, 1990.(2)
         3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed August 14, 1991.(3)
         3.4      Amended and Restated ByLaws of the Company.(15)
         4.1      Form of Common Stock Certificate.(2)
         4.2 Rights Agreement, dated as of January 12, 2001, between the Company and U.S. Stock Transfer Corporation, as Rights Agent.(11)
         4.3 Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock.(11)
         10.2 Laser-Pacific Media Corporation Incentive and Non-Qualified Stock Option Plan (1997).*(7)
         10.3 Amendment No. 1 to Laser-Pacific Media Corporation Incentive and Non-Qualified Stock Option Plan (1997).*(9)
         10.5 Employment Agreement, dated as of May 15, 1990, between the Company and Emory Cohen.(1)
         10.8 CIT Group/Credit Finance, Inc. Credit Agreement, entered into as of August 3, 1992.(4)
         10.8A Amended Loan Agreement, between CIT Group/Credit Finance, Inc. and the Company, dated as of April 12, 1995.(5)
         10.8B Amended Loan Agreement, between CIT Group/Credit Finance, Inc. and the Company, dated as of April 10, 1997.(6)
         10.8C Amended Loan Agreement, between CIT Group/Credit Finance, Inc. and the Company, dated as of June 15, 1998.(8)
         10.8D Amended Loan Agreement, between CIT Group/Credit Finance, Inc. and the Company, dated as of June 7, 1999.(10)
         10.15 Employment Agreement, dated as of July 24, 1995, between the Company and Randolph Blim.(5)
         10.19 Employment Agreement, dated as of August 1, 1999, between the Company and Robert McClain.(10)
         10.20 Lease Agreement, dated as of February 7, 2001, between the Company and Morton La Kretz, Trustee of the Crossroads Trust UTD 4/28/82.(12)
         10.21 Lease Agreement, dated as of March 1, 2001, between the Company and NTA Partners.(12)
         10.22 Term Loan and Security Agreement (including all other related loan documents), as amended, dated as of June 5, 2001, between the Company and Merrill Lynch Business Financial Services Inc.(13)
         10.23 Lease Agreement, dated May 18, 2001, between the Company and Melba Investments, LLC.(14)
         21.1     Amended and Restated List of Subsidiaries. (15)
         23.1     Consent of KPMG LLP, Independent Public Accountants.(15)
         99.1 Certification of James R. Parks, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(15)
         99.2 Certification of Robert McClain, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(15)
         ___________________________
         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to the applicable rules and regulations of the SEC.
(1)      Previously  filed as an exhibit to the  Company's  Registration
              Statement on Form S-1, as filed with the SEC on June 7, 1991, incorporated herein by reference (File No. 33-41085).
(2)      Previously  filed as an exhibit to the  Company's  Registration
              Statement on Form S-1/A, as filed with the SEC on July 23, 1991, incorporated herein by reference (File No. 33-41085).

(3)      Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on April 10, 1992, incorporated herein by reference (File No. 1-16323).
(4)      Previously  filed as an exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on August 12, 1992, incorporated herein by reference (File No. 1-16323).
(5)      Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on April 14, 1996, incorporated herein by reference (File No. 1-16323).
(6)      Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on April 14, 1997, incorporated herein by reference (File No. 1-16323).
(7)      Previously  filed as Exhibit A to the Company's  definitive  Proxy
              Statement on Schedule 14A, as filed with the SEC on May 7, 1997, incorporated herein by reference (File No. 333-42359).
(8)      Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on March 29, 1999, incorporated herein by reference (File No. 1-16323).
(9)      Previously  filed as an exhibit to the  Company's  Quarterly  Report on
              Form 10-Q, as filed with the SEC on August 12, 1999, incorporated herein by reference (File No. 1-16323).
(10)     Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on March 30, 2000, incorporated herein by reference(File No. 1-16323).
(11)     Previously  filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 19, 2001, incorporated herein by reference(File No. 1-16323).
(12)     Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on March 29, 2001, incorporated herein by reference (File No. 1-16323).
(13)     Previously  filed as an  exhibit to the  Company's  Quarterly  Report on Form 10-Q, as filed with the SEC on August 8, 2001, incorporated herein by reference (File No. 1-16323).
(14)     Previously  filed as an  exhibit  to the  Company's  Annual  Report on
              Form 10-K, as filed with the SEC on March 27, 2002, incorporated herein by reference (File No. 1-16323).
(15)     Filed herewith.

(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 27, 2003.

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





     Signature                                         Title                                    Date

/s/ James R. Parks
James R. Parks                               Chairman of the Board and                       March 26, 2003
                                 Chief Executive Officer (Principal Executive Officer)


/s/ Emory M. Cohen
Emory M. Cohen                     President, Chief Operating Officer and Director           March 27, 2003


/s/ Robert McClain
Robert McClain                     Vice President, Chief Financial Officer and               March 26, 2003
                           Corporate Secretary (Principal Financial and Accounting Officer)


/s/ Thomas D. Gordon
Thomas D. Gordon                                       Director                              March 26, 2003


/s/ Craig A. Jacobson
Craig A. Jacobson                                      Director                              March 20, 2003


/s/ David C. Merritt
David C. Merritt                                       Director                              March 26, 2003

                                 Certifications

     Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Laser-Pacific Media Corporation, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.
Section 240.13a-14.


Certification of Chief Executive Officer

I, James R. Parks, certify that:

     1. I have reviewed this annual report on Form 10-K of Laser-Pacific Media Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


                                                         /s/ James R. Parks
                                                         James R. Parks
                                                         Chief Executive Officer

Certification of Chief Financial Officer

I, Robert McClain, certify that:

     1. I have reviewed this annual report on Form 10-K of Laser-Pacific Media Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


                                                         /s/ Robert McClain
                                                         Robert McClain
                                                         Chief Financial Officer