Form 10-Q
period 2003-03-31
LASER PACIFIC MEDIA CORP
filed 2003-05-13
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2003
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2003, 7,101,295 shares of the registrant's Common Stock, $.0001 par value per share, were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents



Part I. Financial Information                                             Page
                                                                       ---------

Item 1. Condensed Consolidated Financial Statements                           3

          Condensed Consolidated Balance Sheets (Unaudited)                   3
          Condensed Consolidated Statements of Operations (Unaudited)         4
          Condensed Consolidated Statements of Cash Flows (Unaudited)         5
          Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         13

Item 4.   Controls and Procedures                                            14

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         15

          Certifications                                                     16

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                  March 31,         December 31,
                                                                                     2003               2002
                                                                                ---------------    ----------------
Assets

Current Assets:
   Cash and cash equivalents                                              $          7,690,677  $        6,682,395
   Receivables, net of allowance for doubtful accounts                               4,377,274           4,835,360
   Other current assets                                                              1,418,375           1,405,772
                                                                                ---------------    ----------------

     Total Current Assets                                                           13,486,326          12,923,527

Net property and equipment, at cost                                                 21,219,580          21,187,713
Other assets                                                                           185,254             188,579
                                                                                ---------------    ----------------
   Total Assets                                                           $         34,891,160  $       34,299,819
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
   Current installments of notes payable to bank and long-term debt       $          3,390,215  $        3,528,407
   Other current liabilities                                                         3,613,441           2,718,814
                                                                                ---------------    ----------------

     Total Current Liabilities                                                       7,003,656           6,247,221

Deferred tax liabilities                                                               829,058             829,058
Notes payable to bank and long-term debt, less current installments                  7,594,626           8,415,453

Stockholders' Equity:
Preferred stock, $.0001 par value.  Authorized 3,500,000 shares;                            --                  --
   none issued
Common stock, $.0001 par value.  Authorized 25,000,000 shares;
   issued and outstanding 7,101,295                                                        710                 710
Additional paid-in capital                                                          18,089,063          18,089,063
Retained earnings                                                                    1,374,047             718,314
                                                                                ---------------    ----------------

   Net Stockholders' Equity                                                         19,463,820          18,808,087
                                                                                ---------------    ----------------

   Total Liabilities and Stockholders' Equity                                $      34,891,160  $       34,299,819
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                         2003               2002
                                                                                    ---------------    ----------------

   Revenues                                                                    $         9,794,754  $        7,989,218
   Operating costs:
     Direct                                                                              5,788,401           4,797,443
     Depreciation                                                                        1,293,649           1,142,255
                                                                                    ---------------    ----------------
       Total operating costs                                                             7,082,050           5,939,698
                                                                                    ---------------    ----------------
         Gross profit                                                                    2,712,704           2,049,520
   Selling, general and administrative
       expenses                                                                          1,449,539           1,199,918
                                                                                    ---------------    ----------------
         Income from operations                                                          1,263,165             849,602

   Interest expense                                                                        189,866             225,530
   Other income                                                                             19,899              30,988
                                                                                    ---------------    ----------------
         Income before income taxes                                                      1,093,198             655,060

   Provision for income taxes                                                              437,465             262,210
                                                                                    ---------------    ----------------
         Net income                                                            $           655,733  $          392,850
                                                                                    ===============    ================



   Net income per share (basic)                                                $              0.09  $             0.06
                                                                                    ===============    ================

   Net income per share (diluted)                                              $              0.09  $             0.06
                                                                                    ===============    ================

   Weighted average shares outstanding (basic)                                           7,101,295           7,104,595
                                                                                    ===============    ================

   Weighted average shares outstanding (diluted)                                         7,115,653           7,127,528
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------------
                                                                                  2003                   2002
                                                                           -------------------    -------------------
    Cash flows from operating activities:
      Net income                                                       $              655,733  $             392,850
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation of property and equipment                                    1,293,649              1,142,255
          Gain on sale of property and equipment                                      (1,185)                     --
          Provision (recovery) for doubtful accounts receivable                        50,000               (70,885)
          Change in assets and liabilities:
              Receivables                                                             408,085                647,649
              Other current assets                                                   (12,603)                143,034
              Other assets                                                              3,325                 15,185
              Other current liabilities                                               894,627                174,756
                                                                           -------------------    -------------------
    Net cash provided by operating activities                                       3,291,631              2,444,844
                                                                           ===================    ===================

    Cash flows from investing activities:
      Purchases of property and equipment                                         (1,341,798)              (707,334)
      Net proceeds from disposal of property and equipment                             17,468                     --
                                                                           -------------------    -------------------
              Net cash used in investing activities                               (1,324,330)              (707,334)
                                                                           ===================    ===================

    Cash flows from financing activities:
      Net repayment of notes payable to bank and long-term debt                     (959,019)              (937,222)
                                                                           -------------------    -------------------
              Net cash used in financing activities                                 (959,019)              (937,222)
                                                                           ===================    ===================

              Net increase in cash and cash equivalents                             1,008,282                800,288
    Cash and cash equivalents at beginning of period                                6,682,395              6,989,781
                                                                           -------------------    -------------------
    Cash and cash equivalents at end of period                         $            7,690,677  $           7,790,069
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation (the "Company") and its subsidiaries as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services are at their highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

     The reconciliation of basic and diluted weighted average shares is as follows:

                                                                                     Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                       2003                2002
                                                                                  ----------------    ----------------

   Net income                                                                 $           655,733  $          392,850
                                                                                  ----------------    ----------------

   Shares:
   Weighted average shares used in basic computation                                    7,101,295           7,104,595
   Dilutive stock options                                                                  14,358              22,933
                                                                                  ----------------    ----------------
   Weighted average shares used in diluted computation                                  7,115,653           7,127,528
                                                                                  ================    ================

   Net income per common share:
   Basic                                                                      $              0.09  $             0.06
   Diluted                                                                    $              0.09  $             0.06


     Options to purchase shares of common stock at prices ranging from $1.78 to $5.25 per share were outstanding for the three month periods ended March 31, 2003 and 2002 in the amount of 457,000 and 458,150, respectively were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of a common share.

(3)  Income Taxes

     For the three months ended March 31, 2003, federal income tax expense of $372,000 and state income tax of $65,000 was recorded. Income tax expense for the quarter ended March 31, 2003 was computed using the estimated effective tax rate to apply for all of 2003. The rate is subject to ongoing review and evaluation by management.

(4)  Segment Reporting

     In compliance with disclosure regarding SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has one business segment - post-production services.


(5)  Stock-based Compensation and Other Option Grants

     Pro Forma Information

     The Company has adopted the disclosure-only  provisions of SFAS No. 123 and
148. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying consolidated statements of income because the exercise price equaled or exceeded the fair value of the underlying Common Stock at the date of grant. No stock options were granted during the quarter ended March 31, 2003. Stock options generally vest at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with SFAS No. 123, the Company's recorded and pro forma net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been as follows:

                                                                                 Three Months Ended March 31,
                                                                             --------------------------------------
                                                                                  2003                 2002
                                                                             ----------------    ------------------
                                                                             ----------------
      Net income (loss):
           As reported                                                     $        655,733   $         392,850
           Less:  compensation  expense  assuming  fair value
           methodology of options for all awards granted,  net
           of related income taxes                                                      ---            (468,300)
                                                                             ----------------    ------------------
           Pro forma                                                       $        655,733  $          (75,450)
                                                                             ================    ==================

      Basic net income (loss) per share:
           As reported                                                     $           0.09   $            0.06
           Pro forma                                                                   0.09               (0.01)
                                                                             ================    ==================

      Diluted net income (loss) per share:
           As reported                                                     $           0.09   $            0.06
           Pro forma                                                                   0.09               (0.01)
                                                                             ================    ==================



     Fair value of Common Stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                2003                 2002
                                          -----------------    ----------------

     Expected life (in years)                    --                   10.00
     Risk-free interest rate                     --                    1.57
     Volatility                                  --                   0.987
     Dividend yield                              --                    --
     Fair value - grant date                     --                    2.23


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and fall under the safe harbor. These forward-looking statements are usually preceded by one or a combination of the following words: "believes," "anticipates," "plans," "may," "hopes," "can," "will," "expects," "estimates," "continues," "with the intent," and "potential." However, if a forward-looking statement is not preceded by one of these words that does not mean that it is not a forward-looking statement. Specific instances of forward-looking statements that exist in the below section of this document include the Company's expectation that sales in its Pacific Film Laboratories will continue to decrease and the impact of labor contract negotiations with its unions. In all cases where a forward-looking statement is identified, the actual results of operations and financial position could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors. Examples of risk factors include: a change in the television industry's attitude towards the use of film; a strike that could occur if labor negotiations were to be unsuccessful; the amount and nature of any lawsuit that could be filed against the Company; the Company's ability to successfully expand capacity; general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, including those disclosed in this report and the Company's other reports filed with the Securities and Exchange Commission ("SEC"), many of which are beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Revenues for the quarter ended March 31, 2003 increased to $9,795,000 from $7,989,000 for the same period last year, an increase of $1,806,000 or 22.6%. The increase in revenues is primarily attributable to an increase in the number of feature films for which the company provided services. The Company also believes that an improvement in the economic environment in the entertainment and advertising sectors contributed to the increase in revenues. The increase in total revenues was partially offset by decreases in sound services revenue of $135,000 and film processing revenue of $152,000, discussed below.

     Film processing revenues for the quarter ended March 31, 2003 decreased to $421,000 from $573,000 for the same period last year, a decrease of $152,000 or 26.6%. The decrease is primarily due to the Company's clients utilizing formats that require a lower volume of film processing. Specifically, for the 2002-2003 television broadcast season, the majority of the situation comedies for which the Company performs services are being produced on videotape. In the five-year period from 1998 to 2002, film processing revenues have dropped from $3.3 million in 1998 to $1.6 million in 2002, a decrease of $1.7 million or 51.5%. Film processing was 10.9% of total revenues in 1998, as compared to 4.9% of total revenues in 2002, and 7.2% and 4.2% of total revenues in the first quarter of 2002 and 2003, respectively. This is discussed in greater detail below in Matters Affecting Operations.

     Operating costs for the quarter ended March 31, 2003 were $7,082,000 versus $5,940,000 for the same period last year, an increase of $1,142,000 or 19.2%. The increase in operating costs is consistent with the increase in revenues. The increase in operating costs was primarily the result of increases in wages and salaries, videotape stock expense, and depreciation expense. Increases in wages and salaries of $430,000 and videotape stock expense of $205,000 were primarily the result of the overall increase in demand for the Company's services discussed above. The increase in depreciation expense of $151,000 was due to depreciation related to equipment purchases. For the quarter ended March 31, 2003, bad debt expense was $50,000 compared to a bad debt recovery of $71,000 related to specific collections of previously written off receivables during the same period in the prior year. Total operating costs, including depreciation, as a percentage of revenues for the three months ended March 31, 2003 were 72.3% compared with 74.3% for the same year-ago period.

     For the quarter ended March 31, 2003, the Company recorded a gross profit of $2,713,000 compared to a gross profit of $2,050,000 for the same period last year, an increase of $663,000 or 32.4%. The increase in gross profit is the result of increased sales volume partially offset by increased operating costs, which are discussed above. Gross profit for the quarter ended March 31, 2003, as a percentage of total revenues was 27.7% compared to 25.7% for the same year-ago period.

     Selling, general and administrative expenses ("SG&A expenses") for the three months ended March 31, 2003 were $1,450,000 compared to $1,200,000 for the same period last year, an increase of $250,000 or 20.8%. The increase in SG&A expenses is primarily due to increases in professional services of $165,000, wages and salaries of $52,000, and computer software and related services of $20,000. The increase in professional services is primarily the result of increased audit and attorney fees as a result of requirements and regulations associated with the Sarbanes-Oxley Act of 2002 and increased labor attorney fees. The increase in wages and salaries is primarily the result of an increase in the number of employees and increases in wages. Expenses related to new accounting and financial reporting computer software increased due to training, maintenance, and data conversion.

     Interest expense for the quarter ended March 31, 2003 was $190,000 compared to $226,000 for the same period last year, a decrease of $36,000 or 15.8%. The reduction in interest expense is due to lower interest rates on borrowings.

     Income tax expense for the three months ended March 31, 2003 was $437,000 compared to $262,000 for the same period last year, an increase of $175,000 or 66.8%. The increase in income tax expense is due to an increase in taxable income. The Company's effective tax rate was 40% for both periods.

Matters Affecting Operations

     Some producers of television programs are increasingly choosing to shoot their programs on videotape. The dollar amount of the decreases in this line of service since 1998 are discussed in more detail under "Results of Operations" above. There has been an increase in the number of television programs choosing to shoot on videotape in the past two television seasons. The primary reason for this change is the producers desire for cost savings. The majority of situation comedies are now shot on videotape and the company expects this trend to continue for the foreseeable future. The majority of dramatic programs continue to be shot on film. Management believes that producers find the qualities of film preferable to videotape for dramatic programs. A continuation and expansion of the trend of shooting television programs on videotape rather than film would result in a further decrease in demand for services offered by Pacific Film Laboratories and would likely also reduce revenues from telecine for television programs.

     On January 23, 2003, eleven of the Company's Pacific Film Laboratory employees voted to be represented by I.A.T.S.E. Local 683 ("Local 683"). The Company is currently in contract negotiations with Local 683. The Company believes that the unionization of the employees at Pacific Film Laboratories will not materially adversely affect the Company's results of operations or financial condition.

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in Composite Image Systems, LLC ("CIS"), to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company has given corporate guarantees regarding a lease obligation of the joint venture. CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease. The Company estimates that, as of March 31, 2003, the current principal balance outstanding on the lease obligation was approximately $155,000.

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

Liquidity and Capital Resources

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's projected operating and capital requirements for the next twelve months. However, should sales decrease due to: changes in market conditions, changes in the industry's acceptance of the Company and the services that it provides, changes in laws, or other potential industry-wide problems, the potential consequences could materially affect the Company's cash flows and liquidity. Additionally, should the Company not comply with the debt covenants related to its equipment leases or other lending agreements, the Company could be forced to reduce its debt obligations or re-negotiate its lending agreements.

     The Company and its subsidiaries are operating under a credit facility with Merrill Lynch Business Financial Services Inc. The maximum credit available under the facility is $13.5 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $7.5 million in equipment term loans. The term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at March 31, 2003. As of March 31, 2003, the outstanding borrowing under the facility in the form of term loans was $5.9 million; there was no borrowing under the revolving credit facility. The revolving loan expires on May 31, 2003 and may be renewed annually. The Merrill Lynch equipment term loans expire from June 2006 through December 2007. The equipment term loans are payable monthly.

     In addition to the above, as of March 31, 2003, the Company had outstanding capital lease obligations relating to the acquisition of equipment of approximately $5.1 million with various other lenders. The obligations are for terms of up to 60 months at interest rates ranging from 5.25% to 9.75%. The obligations are secured by the equipment financed. The Company also had obligations under operating leases relating to its facilities of $2.3 million at March 31, 2003.

Discussion of Cash Flows

     Net cash provided by operating activities in the first quarter of 2003 was $3,292,000 compared to $2,445,000 in the first quarter of 2002, an increase of $847,000 or 34.6%. The increase in cash provided by operating activities during the first quarter of 2003 was primarily due to increases in net income of $263,000, accounts payable of $357,000, and income taxes payable of $461,000. These increases were partially offset by a decrease in net accounts receivable of $240,000 primarily due to the reduction in the Company's allowance for doubtful accounts that occurred in 2002.

     Net cash used in investing activities in the first quarter of 2003 was $1,324,000 compared to $707,000 for the same year-ago period, an increase of $617,000 or 87.2%. The increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment.

     Net cash used in financing activities in the first quarter of 2003 was $959,000 compared to $937,000 for the same year-ago period, an increase of $22,000 or 2.3%. The increase in cash used in financing activities was primarily due to increased principal payments made by the Company to its lenders.

     As a result of the above factors, the Company recorded a net increase in cash and cash equivalents in the first quarter of 2003 of $1,008,000 compared to a net increase of $800,000 for the same year-ago period.

Critical Accounting Policies

         The Company's critical accounting policies are as follows:

         -  Depreciation of property and equipment,

         -  Valuation of long-lived assets,

         -  Valuation of deferred tax assets, and

         -  Valuation of accounts receivable.

Depreciation of Property and Equipment

     The Company depreciates property and equipment on a straight-line basis over the estimated useful lives of the related assets. Significant management judgment is required to determine the useful lives of the assets. The useful lives designated by management to the various types of assets specified below are as follows:


-------------------------------- -----------------------------------------------
      Type of Asset                            Useful Life
-------------------------------- -----------------------------------------------
Automobiles                       4 years
-------------------------------- -----------------------------------------------
Furniture and fixtures            5 years
-------------------------------- -----------------------------------------------
Technical equipment               7 years
-------------------------------- -----------------------------------------------
Building improvements            10 years
-------------------------------- -----------------------------------------------
Buildings                        30 years
-------------------------------- -----------------------------------------------
Leasehold improvements           Remaining life of lease (including option
                                 periods in which the Company will incur a
                                 penalty for non-renewal) or 10 years,
                                 whichever is shorter.
-------------------------------- -----------------------------------------------

     In addition, replacement parts costing in excess of $5,000 related to technical equipment are amortized over 18 months. Should the useful lives of assets be revised, the impact on the Company's results of operations could be material.

Valuation of Long-Lived Assets

     The Company periodically assesses the impairment of its long-lived assets, which requires management to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value of identifiable assets may not be recoverable based upon its assessment of the following events or changes in circumstances:

        - The asset's ability to continue to generate income from operations and positive cash flow in future periods;

        - Significant changes in strategic business objectives and utilization of the assets; and

        - The impact of significant negative industry, technological or economic trends.

     If the assets are considered to be impaired, the impairment that is recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates a material change in the reported results could occur.

Valuation of Deferred Tax Assets

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on future taxable income, the ability to deduct tax loss carry forwards against future taxable income, the effectiveness of the tax planning and strategies among the various tax jurisdictions in which the Company operates, and any significant changes in the tax laws. As of March 31, 2003, the Company believes that the benefits of deferred tax assets of $556,000 will be realized.

Valuation of Accounts Receivable

       The Company periodically assesses its accounts receivable balance and records an allowance for bad debts for the amount the Company considers uncollectable. The purpose of this allowance is to reduce the accounts receivable balance to the estimated net realizable balance. Management's judgment is required to determine an appropriate estimate for the bad debts allowance and reflects management's best estimate of the amount of uncollectable trade receivables. The bad debts allowance is determined considering the following criteria: delinquency of individual accounts, collection history of specific customers, and the ability of clients to make payments. As of March 31, 2003, the allowance for bad debts was $808,000 and trade receivables totaled $5.2 million. Changes in the financial condition of the Company's customers, the Company or other business conditions could affect the adequacy of the Company's allowance.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under Statement No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management believes the adoption of Statement No. 146 did not have any impact on the Company's consolidated financial statements.

Accounting for Stock-Based Compensation


     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. Management has chosen not to adopt the fair value measurement provisions of SFAS 123. The Company has included the disclosure requirements in Note 5 to the accompanying unaudited condensed consolidated financial statements.

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

     As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified any guarantees requiring the recognition of a liability pursuant to the provisions of FIN 45.

Revenue Arrangements with Multiple Deliverables

     In November 2002, the EITF issued EITF 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Management expects that the application of EITF 00-21 will not have a material effect on the Company's consolidated financial statements.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addressed the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management expects that the application of this interpretation will not have a material effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company invests funds in excess of its operational requirements in a Money Market Fund. The cash invested in this fund at March 31, 2003 and December 31, 2002 was $7.1 million and $6.4 million, respectively. The average monthly ending balance for the last twelve months was $6.5 million. Over the past twelve months, the Company has earned $90,000 from its investment in the fund. The average monthly yield over that period was 1.36%.

     If the average monthly yield were to change by 1%, the income earned would change by approximately $65,000 over a twelve-month period.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States of America. The Company had borrowings of $3.6 million at March 31, 2003 under the variable rate equipment term loans (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the variable rate equipment term loans bear interest at the "30-day dealer commercial paper" rate plus 2.20% to 2.65%. There were no borrowings under the variable rate revolving credit facility as of March 31, 2003.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 1%, interest expense would change by approximately $32,000 over a twelve-month period.

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

(a)      Exhibits
         Exhibit 3.4       Amended and Restated Bylaws of the Company.

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



                                                 LASER-PACIFIC MEDIA CORPORATION



         Dated:  May 13, 2003                     /s/  James R. Parks
                                                  --------------------
                                                  James R. Parks
                                                  Chief Executive Officer





         Dated:  May 13, 2003                     /s/ Robert McClain
                                                  ------------------
                                                  Robert McClain
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

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

Date: May 13, 2003


                                                        /s/ James R. Parks
                                                        ------------------
                                                        James R. Parks
                                                        Chief Executive Officer

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

Date: May 13, 2003


                                                        /s/ Robert McClain
                                                        ------------------
                                                        Robert McClain
                                                        Chief Financial Officer