Form 10-Q
period 2003-06-30
LASER PACIFIC MEDIA CORP
filed 2003-08-12
CIK 875738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 2003
                                       OR
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
        for the Transition Period from ............... to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of July 31, 2003, 7,101,295 shares of the registrant's Common Stock, $.0001 par value per share, were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents



                                                                         Page
Part I.   Financial Information                                         -------

Item 1.   Condensed Consolidated Financial Statements                      3

          Condensed Consolidated Balance Sheets (Unaudited)                3
          Condensed Consolidated Statements of Operations (Unaudited)      4
          Condensed Consolidated Statements of Cash Flows (Unaudited)      5
          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       17

Item 4.   Controls and Procedures                                          17

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders              17

Item 6.   Exhibits and Reports on Form 8-K                                 18

          Signatures                                                       19

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements


                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                      June 30,         December 31,
                                                                                        2003               2002
                                                                                   ---------------    ----------------
Assets

Current Assets:
  Cash and cash equivalents                                                     $       8,225,334  $        6,682,395
  Receivables, net of allowance for doubtful accounts                                   2,726,243           4,835,360
  Other current assets                                                                  1,403,404           1,405,772
                                                                                   ---------------    ----------------

    Total Current Assets                                                               12,354,981          12,923,527

Net property and equipment                                                             20,587,895          21,187,713
Other assets, net                                                                         148,154             188,579
                                                                                   ---------------    ----------------
 Total Assets                                                                   $      33,091,030  $       34,299,819
                                                                                   ===============    ================

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of notes payable to bank and long-term debt              $       3,364,695  $        3,528,407
  Other current liabilities                                                             2,761,695           2,718,814
                                                                                   ---------------    ----------------

   Total Current Liabilities                                                            6,126,390           6,247,221

Deferred tax liabilities, net                                                             829,058             829,058
Notes payable to bank and long-term debt, less current installments                     6,765,983           8,415,453

Stockholders' Equity:
   Preferred stock, $.0001 par value.  Authorized 3,500,000 shares; none issued                --                  --
   Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued
   and outstanding 7,101,295                                                                  710                 710
   Additional paid-in capital                                                          18,089,063          18,089,063
   Retained earnings                                                                    1,279,826             718,314
                                                                                   ---------------    ----------------
 Net Stockholders' Equity                                                              19,369,599          18,808,087
                                                                                   ---------------    ----------------

Total Liabilities and Stockholders' Equity                                      $      33,091,030  $       34,299,819
                                                                                   ===============    ================





   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                            ----------------------------------     --------------------------------
                                                                  2003               2002               2003              2002
                                                            ---------------    ---------------     --------------    --------------

Revenues                                                 $       7,617,297  $       5,806,282  $      17,412,051  $     13,795,500

Operating costs
     Direct costs                                                4,963,201          4,333,980         10,751,601         9,131,423
     Depreciation and amortization                               1,295,689          1,153,984          2,589,339         2,296,239
                                                            ---------------    ---------------     --------------    --------------
      Total operating costs                                      6,258,890          5,487,964         13,340,940        11,427,662
                                                            ---------------    ---------------     --------------    --------------
      Gross profit                                               1,358,407            318,318          4,071,111         2,367,838
Selling, general and administrative expenses                     1,359,464          1,152,472          2,809,004         2,352,390
                                                            ---------------    ---------------     --------------    --------------
      Income (loss) from operations                                (1,057)          (834,154)          1,262,107            15,448

Interest expense                                                   173,049            206,984            362,915           432,514
Other income                                                        17,380             38,740             37,280            69,728
                                                            ---------------    ---------------     --------------    --------------
      Income (loss) before income tax expense (benefit)          (156,726)        (1,002,398)            936,472         (347,338)

Income tax expense (benefit)                                      (62,505)          (400,774)            374,960         (138,564)
                                                            ---------------    ---------------     --------------    --------------
      Net income (loss)                                  $        (94,221)  $       (601,624)  $         561,512  $      (208,774)
                                                            ===============    ===============     ==============    ==============


Income (loss) per share (basic)                          $          (0.01)  $          (0.08)  $            0.08  $         (0.03)
                                                            ---------------    ---------------     --------------    --------------

Income (loss) per share (diluted)                        $          (0.01)  $          (0.08)  $            0.08  $         (0.03)
                                                            ---------------    ---------------     --------------    --------------

Weighted average shares outstanding (basic)                      7,101,295          7,101,295          7,101,295         7,102,945
                                                            ===============    ===============     ==============    ==============

Weighted average shares outstanding (diluted)                    7,101,295          7,101,295          7,118,253         7,102,945
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

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                              2003              2002
                                                                                         ---------------    --------------
    Cash flows from operating activities:
      Net income (loss)                                                               $         561,512  $      (208,774)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                                      2,589,339         2,296,239
           Gain on sale of property and equipment                                               (1,185)           (6,623)
           Recovery of doubtful accounts receivable                                           (270,000)          (70,885)
           Change in assets and liabilities:
                   Receivables                                                                2,379,117         2,341,886
                   Other current assets                                                           2,368           171,997
                   Other assets                                                                  40,425             6,530
                   Other current liabilities                                                     42,881         (499,853)
                                                                                         ---------------    --------------
    Net cash provided by operating activities                                                 5,344,457         4,030,517

    Cash flows from investing activities:
           Purchases of property and equipment                                              (2,005,804)       (1,686,820)
           Proceeds from disposal of property and equipment                                      17,468             6,623
                                                                                         ---------------    --------------
                   Net cash used in investing activities                                    (1,988,336)       (1,680,197)

    Cash flows from financing activities:
           Proceeds borrowed under notes payable to bank and long-term debt                          --         1,000,000
           Repayment of notes payable to bank and long-term debt                            (1,813,182)       (1,885,453)
           Purchase of treasury stock                                                                --           (7,788)
                                                                                         ---------------    --------------
                   Net cash used in financing activities                                    (1,813,182)         (893,241)

                   Net increase in cash and cash equivalents                                  1,542,939         1,457,079
    Cash and cash equivalents at beginning of period                                          6,682,395         6,989,781
                                                                                         ---------------    --------------
    Cash and cash equivalents at end of period                                        $       8,225,334  $      8,446,860
                                                                                         ===============    ==============













   See accompanying notes to the condensed consolidated financial statements.

                         LASER-PACIFIC MEDIA CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the financial position of Laser-Pacific Media Corporation (the "Company") and its subsidiaries as of June 30, 2003 and December 31, 2002; the results of operations for the three and six month periods ended June 30, 2003 and 2002; and the statements of cash flows for the six month periods ended June 30, 2003 and 2002. The Company's business is subject to the prime time television industry's typical seasonality. Historically, revenues and income from operations have been highest during the first and fourth quarters, when production of television programs and demand for the Company's services is at its highest. The net income or loss of any interim quarter is seasonally disproportionate to revenues because selling, general and administrative expenses and certain operating expenses remain relatively constant during the year. Therefore, interim results are not indicative of results to be expected for the entire fiscal year.

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

     The reconciliation of basic and diluted weighted average shares is as follows:

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                 ------------------------------    -------------------------------
                                                                     2003             2002             2003              2002
                                                                 -------------     ------------    -------------     -------------

Net income (loss)                                             $      (94,221)  $     (601,624)  $       561,512  $      (208,774)
                                                                 =============     ============    =============     =============

Weighted average shares used in basic computation                   7,101,295        7,101,295        7,101,295         7,102,945
Dilutive stock options                                                     --               --           16,958                --
                                                                 -------------     ------------    -------------     -------------
Weighted average shares used in diluted computation                 7,101,295        7,101,295        7,118,253         7,101,295
                                                                 =============     ============    =============     =============

Net income (loss) per common share:
Basic                                                         $        (0.01)  $        (0.08)  $          0.08  $         (0.03)
Diluted                                                       $        (0.01)  $        (0.08)  $          0.08  $         (0.03)


     Options to purchase shares of common stock at exercise prices ranging from $2.13 to $5.25 per share were outstanding for the six month period ended June 30, 2003 in the amount of 437,000 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of a share of common stock. For the six months ended June 30, 2002, options to purchase shares of common stock at prices ranging from $0.22 to $5.25 per share were outstanding in the amount of 506,050, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase shares of common stock at exercise prices ranging from $0.22 to $5.25 per share were outstanding for the quarters ended June 30, 2003 and 2002, totaling 473,400 and 506,050, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(3)      Income Taxes

     For the three months ended June 30, 2003, federal income tax benefit of $53,000 and state income tax benefit of $9,000 were recorded. For the six months ended June 30, 2003, federal income tax expense of $318,000 and state income tax expense of $57,000 were recorded. Income taxes (benefit) were computed using the estimated effective tax rate to apply for all of 2003. The rate is subject to ongoing review and evaluation by management.

(4)      Segment Reporting

     In compliance with disclosure regarding SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has one business segment - post-production services.

(5)      Stock-based Compensation and Other Option Grants

     Pro Forma Information

     The Company has adopted the disclosure-only  provisions of SFAS No. 123 and
148. Accordingly, for the stock options granted to employees no compensation cost has been recognized in the accompanying condensed consolidated statements of operations because the exercise price equaled or exceeded the fair value of the underlying Common Stock at the date of grant. No stock options were granted during the six month period ended June 30, 2003. Stock options generally vest at the date of grant. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with SFAS No. 123, the Company's recorded and pro forma net income (loss) and income (loss) per share for the three and six months ended June 30, 2003 and 2002 would have been as follows:

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                          ----------------------------------    -------------------------------
                                                                2003               2002              2003             2002
                                                          ----------------   ---------------    -------------    --------------
Net income (loss):
    As reported                                        $        (94,221)   $     (601,624)   $        561,512 $       (208,774)
    Less:    compensation   expense   assuming
    fair   value methodology  of  options  for
    all awards  granted,  net of related income
    taxes                                                            --                 --                 --         (468,300)
                                                          ----------------   ---------------    -------------    --------------
           Pro forma                                   $        (94,221)   $     (601,624)   $        561,51$         (677,074)
                                                          ================   ===============    =============    ==============

Basic net income (loss) per share:
    As reported                                        $          (0.01)   $        (0.08)   $           0.08 $          (0.03)
    Pro forma                                                     (0.01)            (0.08)               0.08            (0.10)
                                                          ================   ===============    =============    ==============

Diluted net income (loss) per share:
    As reported                                        $          (0.01)   $        (0.08)   $           0.08 $          (0.03)
    Pro forma                                                     (0.01)            (0.08)               0.08            (0.10)
                                                          ================   ===============    =============    ==============



     Fair value of Common Stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                2003                2002
                                          -----------------    ---------------

     Expected life (in years)                       --                   10.00
     Risk-free interest rate                        --                    1.57
     Volatility                                     --                   0.987
     Dividend yield                                 --                   --
     Fair value - grant date                        --                    2.23

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

(6)      Subsequent Event

     On July 31, 2003, the Company entered into a merger agreement (the "Merger Agreement") with Eastman Kodak Company ("Kodak"), a New Jersey corporation, and OS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Kodak ("Sub"). Under the terms of the Merger Agreement, the Company's stockholders are entitled to receive $4.22 per share in Kodak common stock, or at Kodak's option, in cash. The transaction is subject to the approval of the Company's stockholders and other customary closing conditions. The parties expect the transaction to close in the fourth quarter of 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included within this document, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and fall under the safe harbor. These forward-looking statements are usually preceded by one or a combination of the following words: "believes," "anticipates," "plans," "may," "hopes," "can," "will," "expects," "estimates," "continues," "with the intent," and "potential." However, if a forward-looking statement is not preceded by one of these words that does not mean that it is not a forward-looking statement. Specific instances of forward-looking statements that exist in the below section of this document include the Company's expectation that sales in its Pacific Film Laboratories will continue to decrease and the outcome and risks associated with the Company's proposed merger to Eastman Kodak Company. In all cases where a forward-looking statement is identified, the actual results of operations and financial position could differ materially in scope and nature from those anticipated in the forward-looking statements as a result of a number of factors. Examples of risk factors include: risks relating to the proposed merger with Kodak, as more fully set forth below under "Risks Related to the Proposed Merger with Kodak"; a change in the television industry's attitude towards the use of film; the amount and nature of any lawsuit that could be filed against the Company; the Company's ability to successfully expand capacity; general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; investments in new technologies; continuation of sales levels; the risks related to the cost and availability of capital; and other factors, including those disclosed in this report and the Company's other reports filed with the Securities and Exchange Commission ("SEC"), many of which are beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Revenues for the quarter ended June 30, 2003 increased to $7,617,000 from $5,806,000 for the same year-ago period, an increase of $1,811,000 or 31.2%. The increase in revenues is primarily attributable to an increase in the number of feature films for which the company provided services. The Company also believes that the continued improvement in the economic environment in the entertainment production sector was a contributing factor. The increase in total revenues was partially offset by a decrease in film processing revenue of $66,000, discussed in greater detail below.

     Film processing revenues for the three months ended June 30, 2003 decreased to $127,000 from $193,000 for the same period last year, a decrease of $66,000 or 34.2%. The decrease is primarily due to the Company's clients utilizing formats that require a lower volume of film processing. This trend is discussed in greater detail below in "Matters Affecting Operations."

     Revenues for the six months ended June 30, 2003 increased to $17,412,000 from $13,796,000 for the same year-ago period, an increase of $3,616,000 or 26.2%. The increase in revenues is primarily attributable to an increase in the number of feature films for which the company provided services. The Company also believes that the continued improvement in the economic environment in the entertainment production sector was a contributing factor. The increase in total revenues was partially offset by a decrease in film processing revenue of $218,000, discussed below.

     Film processing revenues in the Pacific Film Laboratory for the six months ended June 30, 2003 decreased to $547,000 from $765,000 for the same period last year, a decrease of $218,000 or 28.5%. The decrease is primarily due to the Company's clients utilizing formats that require a lower volume of film processing. This trend is discussed in greater detail below in "Matters Affecting Operations."

     Operating costs for the quarter ended June 30, 2003 were $6,259,000 versus $5,488,000 for the same year-ago period, an increase of $771,000 or 14.0%. The increase in operating costs was primarily the result of increases in labor costs of $552,000, tape stock expense of $167,000, depreciation and amortization expense of $142,000, and outside services expense of $80,000. These increases were partially offset by a decrease in bad debt expense of $320,000 resulting from a reduction in the allowance for doubtful accounts, which is further discussed below under "Valuation of Accounts Receivable." The increases in labor costs, tape stock expense, and outside services were primarily the result of the increase in demand for the Company's services. The increase in depreciation and amortization expense is primarily due to equipment purchases in current and prior years to maintain and increase the Company's service offerings and for other general business expansion. Total operating costs, including depreciation, as a percentage of revenues for the three months ended June 30, 2003 were 82.2% compared with 94.5% for the same year-ago period.

     Operating costs for the six months ended June 30, 2003 were $13,341,000 versus $11,428,000 for the same year-ago period, an increase of $1,913,000 or 16.7%. The increase in operating costs is primarily the result of increases in labor costs of $982,000, tape stock expense of $372,000, depreciation and amortization expense of $293,000, outside services expense (primarily post-production services performed by outside vendors) of $154,000, and equipment rental expense of $144,000. The increase in operating costs was partially offset by a decrease in net bad debt expense of $199,000 resulting from a reduction in the allowance for doubtful accounts, which is further discussed below under "Valuation of Accounts Receivable." The increases in labor costs, tape stock expense, outside services and equipment rental were primarily the result of the increase in demand for the Company's services. The increase in depreciation and amortization expense is primarily due to equipment purchases in current and prior years to maintain and increase the Company's service offerings and for other general business expansion. Total operating costs, including depreciation and amortization expense, as a percentage of revenues for the six months ended June 30, 2003, were 76.6% compared with 82.8% for the same year-ago period.

     For the quarter ended June 30, 2003 the Company recorded a gross profit of $1,358,000 compared with $318,000 for the same year-ago period, an increase of $1,040,000 or 327.0%. The increase in gross profit is the result of the increase in revenues partially offset by the increase in operating costs explained above. Revenues increased 31.2% while operating costs increased 14.0% as compared to the same year-ago period. The Company's gross margin for the three months ended June 30, 2003 increased to 17.8% from 5.5% in the same year-ago period.

     For the six months ended June 30, 2003, the Company recorded a gross profit of $4,071,000 compared with $2,368,000 for the same year-ago period, an increase of $1,703,000 or 71.9%. The increase in gross profit is the result of the increase in revenues partially offset by the increase in operating costs discussed above. Revenues increased 26.2% while operating costs increased 16.7% as compared to the same year-ago period. The Company's gross margin for the six months ended June 30, 2003 increased to 23.4% from 17.2% in the same year-ago period.

     Selling, general and administrative expenses ("SG&A expenses") for the quarter ended June 30, 2003 were $1,359,000 compared to $1,152,000 during the same year-ago period, an increase of $207,000 or 18.0%. The increase in SG&A expenses was primarily due to increases in professional services of $100,000, wages and salaries of $59,000, and telephone expense of $17,000. The increase in professional services is primarily due to consulting fees in connection with new business, accounting and legal fees related to the Sarbanes-Oxley Act of 2002 and accounting, legal and financial advisory fees related to the Company's proposed merger with Kodak, discussed above, and attorney fees related to the unionization of the Pacific Film Laboratories employees. The unionization agreement is discussed in further detail below. The increase in wages and salaries is primarily due to the hiring of additional employees and wage increases given to some existing employees. SG&A expenses as a percentage of revenues for the three months ended June 30, 2003 were 17.8% compared with 19.8% for the same year-ago period.

     SG&A expenses for the six months ended June 30, 2003 were $2,809,000 compared to $2,352,000 during the same year-ago period, an increase of $457,000 or 19.4%. The increase in SG&A expenses is primarily due to increases in professional services of $265,000 and wages and salaries of $111,000. The increase in professional services was primarily caused by the following;
consulting fees in connection with new business, accounting and legal fees related to the Sarbanes-Oxley Act of 2002 and accounting, legal and financial advisory fees related to the Company's proposed merger with Kodak, discussed above, and attorney fees related to the unionization of the Pacific Film Laboratories employees. The unionization agreement is discussed in further detail below. The increase in wages and salaries is primarily due to the hiring of additional employees and wage increases for some existing employees. SG&A expenses as a percentage of revenues for the six months ended June 30, 2003 were 16.1% compared with 17.0% for the same year-ago period.

     Interest expense for the quarter ended June 30, 2003 was $173,000 compared to $207,000 for the same year-ago period, a decrease of $34,000 or 16.4%. The decrease in interest expense is primarily a result of lower interest rates on borrowings.

     Interest expense for the six months ended June 30, 2003 was $363,000 compared to $433,000 for the same year-ago period, a decrease of $70,000 or 16.1%. The decrease in interest expense is primarily the result of lower interest rates on borrowings.

     Other income for the quarter ended June 30, 2003 was $17,000 compared to $39,000 for the same year-ago period, a decrease of $21,000 or 56.4%. Other income is primarily interest income. The decrease in other income is principally due to lower interest earned on cash balances as well as a decrease in the Company's average cash balance.

     Other income for the six months ended June 30, 2003 was $37,000 compared to $70,000 for the same year-ago period, a decrease of $33,000 or 47.1%. Other income is primarily interest income. The decrease in other income is principally due to lower interest earned on cash balances as well as a decrease in the Company's average cash balance.

     Income tax benefit for the quarter ended June 30, 2003 was $63,000 compared to a benefit of $401,000 for the same period last year, a decrease of $338,000 or 84.3%. The decrease in income tax benefit is principally due to a lower loss before income tax benefit. The income tax rate used for the interim periods is based on the estimated effective tax rate for the full year and is subject to ongoing review and evaluation by management. The effective tax rate is 40% for all periods presented.

     Income tax expense for the six months ended June 30, 2003 was $375,000 compared to an income tax benefit of $139,000 for the same period last year, an increase of $514,000 or 369.8%. The increase in income tax expense is principally due to increased pre-tax earnings.

Liquidity and Capital Resources

     The Company's principal source of funds is cash generated by operations. The Company anticipates that existing cash balances, availability under existing loan agreements and cash generated from operations will be sufficient to service existing debt and to meet the Company's projected operating and capital requirements for the next twelve months. However, should sales decrease due to: changes in market conditions, changes in the industry's acceptance of the Company and the services that it provides, changes in laws, or other potential industry-wide problems, the potential consequences could materially adversely affect the Company's cash flows and liquidity. Additionally, should the Company not comply with the debt covenants related to its equipment leases or other financing agreements, the Company could be forced to reduce its debt obligations or re-negotiate its existing agreements.

     The Company and its subsidiaries are operating under a credit facility with Merrill Lynch Business Financial Services Inc. The maximum credit available under the facility is $13.5 million. The facility provides for borrowings of up to $6.0 million under a revolving loan and $7.5 million in equipment term loans. The term note credit agreements contain covenants, including financial covenants related to leverage and fixed charge ratios. The Company was in compliance with these covenants at June 30, 2003. As of June 30, 2003, the outstanding borrowing under the facility in the form of equipment term loans was $5.5 million; there was no borrowing under the revolving credit facility. The revolving loan expires on May 31, 2004 and may be renewed annually. The Merrill Lynch equipment term loans expire from June 2006 through December 2007. The equipment term loans are payable monthly.

     In addition to the above, as of June 30, 2003, the Company had outstanding capital lease obligations relating to the acquisition of equipment of approximately $4.6 million with various lenders. The obligations are for terms of up to 60 months at interest rates ranging from 5.25% to 9.75%. The obligations are secured by the equipment financed. The Company also had obligations under operating leases relating to its facilities of $2.8 million at June 30, 2003.

     In the third and fourth quarters of 2003, the Company may assume new obligations under debt agreements related to the purchase of new equipment to expand service offerings. For current service offerings, the Company will continue to make purchases as necessary.

     Below is a chart detailing the Company's long-term contractual obligations by category as of June 30, 2003.

                             Contractual Obligations
                             Payments Due by Period
                                 (in thousands)

                                                                    Less than          1 -             3 -           After 5
                                                      Total           1 year         3 years         5 years          years
Capital Lease and Term Loan Obligations           $       10,131  $        3,365  $       5,259  $         1,507             --
Operating Leases                                           2,809             907          1,782              120             --
------------------------------------------------- --------------- --------------- -------------- ---------------- --------------
            Total contractual cash obligations    $       12,940  $        4,272  $       7,041  $         1,627             --
------------------------------------------------- --------------- --------------- -------------- ---------------- --------------


Discussion of Cash Flows

     Net cash provided by operating activities in the first six months of 2003 was $5,344,000 compared to $4,031,000 for the same year-ago period, an increase of $1,313,000 or 32.6%. The increase in cash provided by operating activities during the first quarter of 2003 was primarily due to increases in net income of $770,000, depreciation and amortization of $293,000, and a reduction in bad debt expense of $199,000. The reduction in bad debt expense is the result of an adjustment to the allowance for doubtful accounts discussed below under "Valuation of Accounts Receivable."

     Net cash used by investing activities in the first six months of 2003 was $1,988,000 compared to $1,680,000 for the same year-ago period, an increase of $308,000 or 18.3%. The increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment.

     Net cash used by financing activities in the first six months of 2003 was $1,813,000 compared to $893,000 for the same year-ago period, an increase of $920,000 or 103.0%. The increase in cash used in financing activities was primarily due to additional borrowing that occurred during the six months ended June 30, 2002.

     As a result of the above factors, the Company recorded a net increase in cash and cash equivalents in the first six months of 2003 of $1,543,000 compared to a net increase of $1,457,000 for the same year-ago period, an increase of $86,000 or 5.9%.

Matters Affecting Operations

     Some producers of television programs are increasingly choosing to shoot their programs on videotape. There has been an increase in the number of television programs choosing to shoot on videotape in the past two television seasons. The primary reason for this change is the producers' desire for cost savings. The majority of situation comedies are now shot on videotape. Based on the series we so far have confirmed for the 2003-2004 television broadcast season, we anticipate this trend will continue. The majority of dramatic programs continue to be shot on film. Management believes that producers find the attributes of film preferable to videotape for dramatic programs. Due to this trend, in the five-year period from 1998 through 2002, film processing revenues have dropped from $3.3 million in 1998 to $1.6 million in 2002, a decrease of $1.7 million or 51.5%. Film processing revenues were 10.9% of total revenues in 1998, as compared to 4.9% of total revenues in 2002, and 5.5% and 3.1% of total revenues for the first six months of 2002 and 2003, respectively. A continuation and expansion of the trend of shooting television programs on videotape rather than film would result in a further decrease in demand for services offered by Pacific Film Laboratories.

     On January 23, 2003, eleven of the Company's Pacific Film Laboratory employees voted to be represented by I.A.T.S.E. Local 683 ("Local 683"). In May 2003, the employees at the Company's Pacific Film Laboratories agreed to a contract that took effect on May 18, 2003, and which will expire on May 13, 2006. The contract is set to automatically renew each year thereafter. The unionization of these employees is not expected to have a material adverse effect on the Company's financial position or results of operations.

     On July 9, 2001, the Company entered into an agreement with its joint venture partner in Composite Image Systems, LLC ("CIS"), to sell its interest in CIS to its joint venture partner. Under the terms of the agreement, the Company transferred to its joint venture partner the Company's 50% interest in CIS and certain equipment previously leased to CIS in exchange for a cash payment of $575,000. The Company has given corporate guarantees regarding a lease obligation of the joint venture. CIS and the joint venture partner have agreed to indemnify the Company for up to the amount of the principal obligation for any claims that might arise under the guarantee should CIS default on the lease obligation. The lease obligation is also secured by the equipment purchased under the lease. The Company estimates that, as of June 30, 2003, the current principal balance outstanding on the lease obligation was approximately $114,000.

Seasonality and Variation of Quarterly Results

     The Company's business is subject to substantial quarterly variations as a result of seasonality, which the Company believes is typical of the television post-production industry. Since the majority of the Company's business is derived from programs aired on primetime television, revenues and operating results have been highest during the first and fourth quarters, when the production of television programs and, consequently, the demand for the Company's services are at their highest. Revenues have historically been substantially lower during the second and third quarters. The increase in the number of feature films for which the Company provides services partially offset the seasonal fluctuation in the second quarter of 2003. In 2003, 2002 and 2001, revenues in the second quarter were 22.2%, 27.3% and 23.6% lower than in the first quarter, respectively. If the Company's feature film business continues to increase, this seasonality could further decrease.

Critical Accounting Policies

         The Company's critical accounting policies are as follows:

          - Depreciation and amortization of property and equipment,

          - Valuation of long-lived assets,

          - Valuation of deferred tax assets, and

          - Valuation of accounts receivable.

Depreciation and Amortization of Property and Equipment

     The Company depreciates and amortizes property and equipment on a straight-line basis over the estimated useful lives of the related assets. Significant management judgment is required to determine the useful lives of the assets. The useful lives designated by management to the various types of assets specified below are as follows:


-------------------------------- --------------------------------------------
      Type of Asset                            Useful Life
-------------------------------- --------------------------------------------
Automobiles                      4 years
-------------------------------- --------------------------------------------
Furniture and fixtures           5 years
-------------------------------- --------------------------------------------
Technical equipment              7 years
-------------------------------- --------------------------------------------
Building improvements            10 years
-------------------------------- --------------------------------------------
Buildings                        30 years
-------------------------------- --------------------------------------------
Leasehold improvements
                                 Remaining life of lease (including option
                                 periods in which the Company will incur a
                                 penalty for non-renewal) or 10 years,
                                 whichever is shorter
-------------------------------- --------------------------------------------

     In addition, replacement parts costing in excess of $5,000 related to technical equipment are amortized over 18 months. Should the useful lives of assets be revised, the impact on the Company's results of operations could be material.

Valuation of Long-Lived Assets

     The Company periodically assesses whether impairment of its long-lived assets has occurred, which requires management to make assumptions and judgments regarding the fair value of these assets. The assets are considered to be impaired if the Company determines that the carrying value of identifiable assets may not be recoverable based upon its assessment of the following events or changes in circumstances:

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

Valuation of Deferred Tax Assets

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on future taxable income, the ability to deduct tax loss carry forwards against future taxable income, the effectiveness of the tax planning and strategies among the various tax jurisdictions in which the Company operates, and any significant changes in the tax laws. As of June 30, 2003, the Company believes that it is more likely than not the benefits of deferred tax assets of $556,000 will be realized. Accordingly, as of June 30, 2003, the Company has not recorded a valuation allowance.

Valuation of Accounts Receivable

     The Company periodically assesses its accounts receivable balance and records an allowance for bad debts (the "allowance") for the amount the Company considers uncollectable. The purpose of this allowance is to reduce the accounts receivable balance to the estimated net realizable balance. The value of the allowance reflects management's best estimate of the amount of uncollectable trade receivables. The bad debts allowance is determined considering the following criteria: delinquency of individual accounts, collection history of specific customers, and the ability of customers to make payments. In the second quarter of 2003, the Company received payment on some of its delinquent accounts, and made further improvements to its collections process, which resulted in a $320,000 reduction to the allowance during the three months ended June 30, 2003. As of June 30, 2003, the allowance for bad debts totaled $386,000 and trade receivables totaled $3.0 million. Changes in the financial condition of the Company's customers, the Company or other business conditions could affect the adequacy of the Company's allowance.


Subsequent Event

     On July 31, 2003, the Company entered into a Merger Agreement with Kodak and Sub. Under the terms of the Merger Agreement, the Company's stockholders are entitled to receive $4.22 per share in Kodak common stock, or at Kodak's option, in cash. Additionally, all option holders at the date of closing will receive a payment equal to the difference between the exercise price of their options and the per share purchase price of $4.22. The transaction is subject to the approval of the Company's stockholders and other customary closing conditions. The parties expect the transaction to close in the fourth quarter of 2003.


Risks Related to the Proposed Merger with Kodak

     The Company's expectations with respect to the proposed merger transaction with Kodak are subject to a number of risks and uncertainties that could cause actual results to differ. For example, the Company and Kodak may be unable to obtain stockholder or any regulatory approvals required for the merger. Problems may arise in successfully integrating the Company's business with Kodak's business, which could affect, among other things, the attraction and/or retention of the Company's new and existing customers and strategic partners. The businesses of the Company and Kodak may suffer as a result of uncertainty surrounding the merger, including any delays in completing the merger. The merger also may involve unexpected costs.

     Failure to complete the merger with Kodak could negatively impact the Company's stock price and future business and operations. For example,

     - if the Merger Agreement is terminated, the Company may be required, under specific circumstances, to pay a termination fee to Kodak;

     - if the Merger Agreement is terminated, the diversion of the attention of management in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of its business or could cause the impairment of relationships with its customers and strategic partners; and

     - the Company must pay its expenses related to the merger, including substantial legal, financial advisory and accounting fees, even if the merger is not completed. This could affect the Company's results of operations for the period during which the fees are incurred.

     Current and prospective employees may experience uncertainty about their future role with the combined company until the combined company's strategies are announced or executed. This may adversely affect the Company's ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. Since the Company's stockholders may receive shares of Kodak common stock in the merger, the Company believes that the price of its common stock may be affected by changes in the price of Kodak common stock. The price of Kodak's common stock may be affected by factors different from those affecting the price of the Company's common stock.


Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under Statement No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 did not have a material impact on the Company's consolidated financial statements.

Accounting for Stock-Based Compensation

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. Management has chosen not to adopt the fair value measurement provisions of SFAS 123. The Company has included the disclosure requirements in Note 5 to the accompanying unaudited condensed consolidated financial statements.

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

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe the adoption of SFAS 149 will have a material impact on the Company's consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which addresses how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument as a liability if it embodies an obligation for the issuer such as a mandatorily redeemable financial instrument. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the first interim period beginning after June 15, 2003. Management expects that the application of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company invests funds in excess of its operational requirements in a Money Market Fund. The cash invested in this fund at June 30, 2003 and December 31, 2002 was $8.0 million and $6.4 million, respectively. The average monthly ending balance for the last twelve months was $6.5 million. Over the past twelve months, the Company has earned $75,000 from its investment in the fund. The average monthly yield over that period was 1.18%.

     If the average monthly yield were to change by 100 basis points, the income earned would change by approximately $65,000 over a twelve-month period.

     Market Risk. The Company's market risk exposure with respect to financial instruments is subject to changes in the "30-day dealer commercial paper" rate in the United States of America. The Company had borrowings of $3.5 million at June 30, 2003 under the variable rate equipment term loans (discussed above) and may borrow up to $6.0 million under a revolving loan. Amounts outstanding under the variable rate equipment term loans bear interest at the "30-day dealer commercial paper" rate plus 2.20% to 2.65%. There were no borrowings under the variable rate revolving loan as of June 30, 2003.

     If, under the existing credit facility, the "30-day dealer commercial paper" rate were to change by 100 basis points, interest expense would change by approximately $23,000 over a twelve-month period.


Item 4.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer) have evaluated the Company's disclosure controls and procedures and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures are designed to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

     Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on June 25, 2003, the following individuals were elected to the Company's Board of Directors:

                                         Votes For           Votes Withheld
                                         ---------           --------------
             James R. Parks              6,267,486           159,218
             Emory M. Cohen              6,227,441           199,263
             Thomas D. Gordon            6,416,354           10,350
             Craig A. Jacobson           6,417,954           8,750
             David C. Merritt            6,417,954           8,750

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits
         Exhibit 31.1 Certification of James R. Parks, Chief Executive Officer of the Company, Pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Robert McClain, Chief Financial Officer of the Company, Pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of James R. Parks, Chief Executive Officer of the Company, Pursuant to 18 U.S.C.
                            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Robert McClain, Chief Financial Officer of the Company, Pursuant to 18 U.S.C.
                            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K

     On May 13, 2003, the Company filed a Current Report on Form 8-K, pursuant to which it furnished its financial results for the quarter ended March 31, 2003 in a press release furnished as Exhibit 99.1 to such report.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LASER-PACIFIC MEDIA CORPORATION


     Dated:  August 12, 2003                    /s/James R. Parks
                                                -----------------
                                                James R. Parks
                                                Chief Executive Officer





     Dated:  August 12, 2003                    /s/Robert McClain
                                                -----------------
                                                Robert McClain
                                                Chief Financial Officer
                                               (Principal Financial
                                                and Accounting Officer)